Form 10-Q
period 2000-03-31
CORILLIAN CORP
filed 2000-05-25
CIK 1041403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29291

                              CORILLIAN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OREGON                                    91-1795219
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

  3855 SW 153RD DRIVE BEAVERTON, OREGON                     97006
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (503) 627-0729
                         (REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the Registrant's Common Stock outstanding as of March 31, 2000 was 7,725,848 shares.

                              CORILLIAN CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                     PAGE

    Item 1.  Financial Statements:

                 Condensed Balance Sheets as of March 31, 2000 (unaudited) and
             December 31, 1999                                                               2

                 Condensed Statements of Operations for the three months ended March 31,
             2000 and 1999 (unaudited)                                                       3

                  Condensed Statements of Cash Flows for the three months ended March
             31, 2000 and 1999 (unaudited)                                                   4

                  Notes to Condensed Financial Statements (unaudited)                        5

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                      8

    Item 3   Quantitative and Qualitative Disclosure About Market Risk                      13

PART II         OTHER INFORMATION

    Item 1.  Legal Proceedings                                                              13

    Item 2.  Changes in Securities and Use of Proceeds                                      13

    Item 5.  Other Information                                                              14

    Item 6.  Exhibits and Reports on Form 8-K                                               14

             Signature                                                                      15

                          PART I. FINANCIAL INFORMATION

                              CORILLIAN CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           MARCH 31,   PRO FORMA (1)
                                                             2000      MARCH 31, 2000   DECEMBER 31,
                                                         (UNAUDITED)     (UNAUDITED)       1999
                                                         -----------   --------------   ------------
ASSETS
Current assets
          Cash and cash equivalents                        $  7,210        $ 62,126      $  8,502
          Investments                                         5,470           5,470        10,357
          Accounts receivable                                 2,766           2,766         2,849
          Other current assets                                1,987           1,987         1,198
                                                           --------        --------      --------
Total current assets                                         17,433          72,349        22,906
Property and equipment, net                                   3,891           3,891         2,927
Other assets                                                     60              60            69
                                                           --------        --------      --------
          TOTAL ASSETS                                     $ 21,384        $ 76,300      $ 25,902
                                                           ========        ========      ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
          Accounts payable and accrued liabilities         $  4,510        $  4,510      $  4,087
          Deferred revenue                                    2,184           2,184         1,767
          Current portion of capital lease obligations           72              72            66
          Other current liabilities                             318             318            10
                                                           --------        --------      --------
Total current liabilities                                     7,084           7,084         5,930
Capital lease obligations, less current portion                 157             157           177
Redeemable convertible preferred stock                       31,601              --        31,501
Shareholders' (deficit) equity
          Convertible preferred stock                           910              --           910
          Common stock                                       10,327          97,754         3,482
          Deferred stock-based compensation                  (7,862)         (7,862)       (2,877)
          Accumulated deficit                               (20,833)        (20,833)      (13,221)
                                                           --------        --------      --------
Total shareholders' (deficit) equity                        (17,458)         69,059       (11,706)
                                                           --------        --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 21,384        $ 76,300      $ 25,902
                                                           ========        ========      ========

(1) Pro forma presentation gives effect to: (a) net proceeds of $54,916 from the issuance of common shares and a warrant in Corillian's initial public offering and concurrent private placement on April 12, 2000 and the over-allotment options exercised by the underwriters of the initial public offering on May 5, 2000, and (b) the conversion of preferred stock into common stock, which occurred upon the closing of the initial public offering.

            See accompanying notes to condensed financial statements.

                              CORILLIAN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE THREE-MONTH
                                                              PERIOD ENDED
                                                        ------------------------
                                                         MARCH 31,     MARCH 31,
                                                           2000           1999
                                                         ---------     ---------
Revenues                                                 $  3,255      $  1,405
Cost of revenues                                            2,937           762
                                                         --------      --------
Gross profit                                                  318           643

Operating expenses:
          Sales and marketing                               2,716           207
          Research and development                          2,272           468
          General and administrative                        1,652           320
          Amortization of deferred stock-based
          compensation                                      1,503            --
                                                         --------      --------
               Total operating expenses                     8,143           995

Loss from operations                                       (7,825)         (352)
Other income, net                                             213            25
                                                         --------      --------
Net loss                                                   (7,612)         (327)
                                                         --------      --------

Redeemable convertible preferred stock accretion             (100)           --
                                                         --------      --------
Net loss attributed to common shareholders               $ (7,712)     $   (327)
                                                         ========      ========

Basic and diluted net loss per share                     $  (1.00)     $  (0.04)

Shares used in computing basic and diluted net loss
per share                                                   7,726         7,428

Pro forma basic and diluted net loss per share           $  (0.32)

Shares used in computing pro forma basic and diluted
net loss per share                                         24,089

            See accompanying notes to condensed financial statements.

                                               CORILLIAN CORPORATION
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED, IN THOUSANDS)

                                                                    FOR THE THREE-MONTH PERIOD ENDED
                                                                    --------------------------------
                                                                         MARCH 31,      MARCH 31,
                                                                            2000          1999
                                                                         ---------      ---------
Cash Flows from Operating Activities:
Net loss                                                                 $ (7,612)       $ (327)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation                                                              496           187
    Amortization of deferred stock-based compensation                       1,503            --
    Issuance of common stock for services                                     123            --
Change in assets and liabilities:
    Accounts receivable                                                        83           (12)
    Other assets                                                             (780)         (112)
    Accounts payable and accrued liabilities                                  731           232
    Deferred revenue                                                          419            34
                                                                         --------        ------
        Net cash (used in) provided by operating activities                (5,037)            2
                                                                         --------        ------
Cash flows from investing activities:
    Purchase of property and equipment                                     (1,460)         (199)
    Purchase of investments                                               (13,549)           --
    Proceeds from the maturities of investments                            18,434            --
                                                                         --------        ------
        Net cash provided by (used in) investment activities                3,425          (199)
                                                                         --------        ------
Cash flows from financing activities:
    Proceeds from exercise of stock options                                   334            --
    Principal payments on capital lease obligations                           (14)           --
                                                                         --------        ------
        Net cash provided by financing activities                             320            --
                                                                         --------        ------
    Net decrease in cash and cash equivalents                              (1,292)         (197)
Cash and cash equivalents at beginning of period                            8,502           290
                                                                         --------        ------
Cash and cash equivalents at end of period                                  7,210            93
                                                                         ========        ======

            See accompanying notes to condensed financial statements.

                              CORILLIAN CORPORATION
                          NOTES TO CONDENSED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement on Form S-1 filed on January 27, 2000, and amendments thereto.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Our fiscal year end is December 31.

(2)  INVESTMENTS

Investments consist of commercial paper which have original maturities between three and six months. These investments are classified as held-to-maturity and are recorded at amortized cost, which approximates market value.

(3)  COMPREHENSIVE INCOME

We have adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners, such as capital contributions and dividends. There are no differences between net loss and comprehensive loss for the periods presented.

(4)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                           Three Month Period
                                             Ended March 31,
                                           ------------------
                                            2000        1999
                                            ----        ----
Cash paid during the period for:
    Interest                                 12          --
    Income taxes                              6          --

(5)  NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE (SFAS No. 128), and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders includes the accretion of discounts on redeemable convertible preferred stock, which is amortized over four years.

The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options using the treasury stock method and convertible preferred stock on an if-converted basis, which are not included in calculating net loss per share due to their antidilutive effect:

                                             Three Month Period Ended March 31,
                                          ----------------------------------------
                                                         Pro Forma
                                             2000            2000          1999
                                          ----------     ----------     ----------
Shares issuable under stock options        2,857,900      2,857,900        398,571
Shares of convertible preferred stock     16,362,953             --      1,729,730
                                          ----------     ----------     ----------
                                          19,220,853      2,857,900      2,128,301
                                          ==========     ==========     ==========

Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding convertible preferred stock into shares of common stock effective upon the closing of our initial public offering as if such conversion occurred at the date of original issuance.

(6)  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY

Shares issued and outstanding are as follows:

                                                            March 31,
                                                    --------------------------
                                                        2000            1999
                                                    ----------       ---------
Redeemable convertible preferred stock              14,723,223              --
Convertible preferred stock                          1,639,730       1,639,730
Common stock                                         7,924,251       7,247,550

(7)  PRO FORMA SHAREHOLDERS' EQUITY

Effective upon the closing of our initial public offering in April, 2000, the outstanding shares of redeemable convertible preferred stock and convertible preferred stock automatically converted into 14,723,223 and 1,639,730 shares of common stock, respectively. See note 11, Subsequent Events.

(8)  STOCK-BASED COMPENSATION

We account for stock-based compensation using the Financial Accounting Standard Board's (FASB) Statement of Financial Accounting Standards No. 123 (SFAS No.
123), ACCOUNTING FOR STOCK-BASED COMPENSATION. This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the current Accounting Principles Board Opinion No. 25 (APB 25) intrinsic value based method adding pro forma disclosures of net income (loss) computed as if the fair value-based method had been applied in the financial statements. We apply SFAS No. 123 by retaining the APB 25 (and interpretations) method of accounting for stock-based compensation for employees with annual pro forma disclosures of net income (loss). We account for stock and stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) consensus on Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

The amortization of deferred stock-based compensation relates to the following items in the accompanying statements of operations:

                                         Three Month Period Ended March 31,
                                         ----------------------------------
                                                2000         1999
                                                -----        -----

Cost of revenues                                  105          --
Sales and marketing                             1,005          --
Research and development                           91          --
General and administrative                        302          --
                                                -----        -----
                                                1,503          --

(9)  SEGMENT INFORMATION

We derive our revenue from a single operating segment, providing electronic finance software and applications. Revenue is generated in this segment through software and service license arrangements. Results of operations are derived from United States operations and all assets reside in the United States.

Our chief decision-maker monitors the revenue streams of licenses and various services. There are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management has not historically made such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the accompanying financial statements. Revenues derived from our licenses and services are as follows:

                                                     Three Month Period
                                                      Ended March 31,
                                                   --------------------
                                                    2000          1999
                                                   ------       -------
License and implementation and custom
  engineering services                             $2,919        $1,353
Post-contractual customer support                     144            22
Hosting                                               111            30
OneSource services                                     81            --
                                                   -------       ------
                                                   $3,255        $1,405
                                                   ======        ======

(10)  LEGAL PROCEEDINGS

On March 20, 2000, S1 Corporation, one of our competitors, filed a patent infringement lawsuit against us. According to the complaint filed by S1, S1 claims that we are infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting us from infringing its patent, a court order requiring us to recall all copies of our software that infringe its patent, an award of unspecified monetary damages and attorneys' fees and costs. We believe, based on advice from our patent counsel, that we do not infringe any valid claims of this patent. On April 21, 2000, we filed an answer and counterclaim in response to this lawsuit, which denies infringing any valid claims of S1's patent and seeks an award of attorneys' fees and a declaratory judgment that we do not infringe any valid claims of this patent. We intend to continue to vigorously contest S1's claims. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm our business and our financial condition.

(11)  SUBSEQUENT EVENTS

On April 11, 2000 we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54,916 in proceeds from these sales, net of discounts, commissions and estimated issuance costs. In conjunction with the initial public offering, our redeemable convertible preferred stock and convertible preferred stock converted to common stock. Simultaneous with the closing of the offering, we amended our corporate bylaws and articles of incorporation.

In May 2000, we entered into a lease for our new corporate headquarters, which will remain in Beaverton, Oregon and will consist of approximately 122,000 square feet. The lease has a term of 7 years, but we have the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, our monthly rent will range from approximately $213,722 in the first year to $244,254 in the seventh year.

In March 2000, we agreed to issue an aggregate of 138,638 shares of our common stock to six former shareholders of InterTech Systems, Inc. The shares were issued in April 2000 to these investors in connection with our acquisition of InterTech Systems.

(12)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, (SFAS No. 133). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137 establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS No. 133 and SFAS No. 137 for the quarter ending March 31, 2001. We do not expect the adoption of SFAS No. 133 and SFAS No. 137 to have a significant impact on our results of operations, financial position or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, (SAB No. 101), and amended it in March 2000. We are required to adopt the provisions of SAB No. 101 in the second fiscal quarter of 2000. We are currently reviewing the provisions of SAB No. 101 and have not fully assessed the impact of its adoption. While SAB No. 101 does not supersede the software industry specific revenue recognition guidance, which we believe we are in compliance with, the SEC Staff has recently informally indicated its views related to SAB No. 101 which may change current interpretations of software revenue recognition requirements.

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 (FIN No. 44). FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We are currently reviewing the provisions of FIN No. 44 and have not fully assessed the impact of its adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our registration statement on Form S-1 filed on January 27, 2000, and amendments thereto.

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Prospectus dated April 12, 1999.

OVERVIEW

We license software and provide professional and content services to financial service providers, such as banks, brokerages, insurance companies and financial portals. Our Voyager eFinance Suite enables our customers to provide scalable, reliable, and advanced Internet-based financial services, including Internet banking, electronic bill presentment and payment, and customer relationship management. Our recently introduced OneSource service enables financial service providers to provide their customers with a service that quickly consolidates all of their customers' financial information in one comprehensive location.

In December 1999, we entered into an agreement with Microsoft to provide our OneSource service to its MSN financial portal, MoneyCentral. Revenues derived from our OneSource service generally involve three elements, which consist of implementation fees, monthly service fees based upon financial institution interfaces and client user fees. Revenues associated with implementation are recognized ratably over the term of the service agreement. We recognized $81,000 of revenues from implementation fees during the three-month period ended March 31, 2000. Revenues earned from OneSource monthly service fees are based on a monthly fee for each financial institution interface we have completed. Revenues earned from client user fees are based on a monthly fee for each user of the OneSource service. Both the OneSource monthly service fee and the client user fees are recognized as services are performed. We did not recognize any revenue during the three-month period ended March 31, 2000, from monthly service fees or client user fees, but expect to begin to recognize revenues from these fees in the second quarter of 2000. We do not anticipate that these fees will be a significant source of our revenues in fiscal 2000.

To date, we have derived a substantial portion of our revenues from licensing our software. We generally license Voyager on an end user basis, with our initial license fee based on a fixed number of end users. This fixed number currently ranges from 10,000 to 1,000,000 end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, our software license requires the customer to pay us an additional license fee to cover additional increments of end users.

We also derive revenues from providing professional services to customers. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting.

Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software. Our cost of revenues also includes a royalty and purchases of equipment and materials. In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenues, up to a maximum of $1.75 million, of which we have incurred $1.0 million as of March 31, 2000. We anticipate this royalty expense will cease in

2000. Any equipment we purchase to provide services to our customers is depreciated over the life of the equipment. From time to time to accommodate specific customers, we resell equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the year in which the resale occurs.

Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $20.1 million as of March 31, 2000. As we continue to grow our professional services, sales and marketing and research and development organizations and market our solutions both nationally and internationally, we anticipate that our cost of revenues and operating expenses will increase substantially in future quarters. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

To date, our results of operations are substantially derived from operations in the United States. Two customers each accounted for more than 10% of our revenues for a total of 41% of our revenues during the period ended March 31, 2000.

RESULTS OF OPERATIONS

COMPARISONS OF QUARTER ENDED MARCH 31, 1999 AND 2000

REVENUES

     Revenues increased from $1.4 million for the three-month period ended March 31, 1999, to $3.3 million for the three-month period ended March 31, 2000. The increase in revenues is primarily due to sales to an increased number of customers, the timing of revenue recognition in accordance with authoritative guidelines and an increase in our average transaction size. We believe that our customer growth resulted from greater market acceptance of our solutions.

COST OF REVENUES

Cost of revenues increased from $762,000 for the three-month period ended March 31, 1999, to $2.9 million for the three-month period ended March 31, 2000. Gross profit decreased as a percentage of revenues from 46% for the three-month period ended March 31, 1999, to 10% for the three-month period ended March 31, 2000. Our gross profit as a percentage of revenues for the three-month period ended March 31, 1999 was positively impacted because of the completion of contracts for which revenue was recognized on a completed contract basis and for which we incurred most of our costs in prior periods. Our gross profit as a percentage of revenues for the three-month period ended March 31, 2000 was negatively impacted primarily by two factors. First, we increased the number of our professional services personnel from 14 at March 31, 1999 to 63 at March 31, 2000 to increase our capacity to service a larger customer base. Many of these personnel were utilized to provide maintenance and support services, but the number of our fully implemented projects in this period was not sufficient to generate significant maintenance and support revenues. Therefore, our gross profit on maintenance and support was negative. Second, in this period we performed services under fixed implementation fee contracts, which we entered into before 2000. Under some of these contracts, the implementation fee we charged was less than the cost of the time and materials required to complete full implementation. We now use a method of pricing for the implementation of our solutions that more accurately reflects the actual time and materials required to complete implementation. As of March 31, 2000, we had not completed all contracts priced under a fixed implementation fee, but we expect to be finished with these projects during the third quarter of 2000.

Although we expanded our internal professional services capacity, we anticipate that the growth of our customer base will cause us to continue to utilize outsourced service providers to perform implementation services on some of our projects. Therefore, during the three-month period ended March 31, 2000, we entered into agreements with several large contractors to provide professional services on some of our projects, and we expect to rely on a combination of these contractors and our expanded internal staff to service our growing customer base.

In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenue, up to a maximum of $1.75 million, of which we incurred $98,000 and $226,000, during the three-months ended March 31, 1999 and 2000, respectively. We anticipate this royalty expense will cease in 2000.

OPERATING EXPENSES

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $207,000 for the three-month period ended March 31, 1999, to $2.7 million for the three-month period ended March 31, 2000. The increase was primarily attributable to the expansion of our sales and marketing organization, and to a lesser extent, increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. We expect to continue to invest in our sales and marketing organizations to expand our customer base and increase brand awareness. We also anticipate sales and marketing expenses as a percentage of revenues will fluctuate from period to period in the near term depending on when new personnel are hired, the timing of new marketing programs and the levels of revenues recognized in each period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development, testing and enhancement of our products. Research and development expenses increased from $468,000 for the three-month period ended March 31, 1999, to $2.3 million for the three-month period ended March 31, 2000. The increase was primarily attributable to the expansion of our research and development organization, and to a lesser extent, increased costs of materials and equipment. We anticipate increased research and development expenses in the future as we hire additional engineering personnel and fund the development of new products and enhancements to existing products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses, travel and other general corporate expenses. General and administrative expenses increased from $320,000 for the three-month period ended March 31, 1999, to $1.7 million for the three-month period ended March 31, 2000. The increase was primarily attributable to the increase of our general and administrative personnel, and to a lesser extent, increased costs to support our growing operations. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. We recorded deferred stock-based compensation of $3.8 million and $6.5 million in connection with stock options granted during 1999 and the three-month period ended March 31, 2000, respectively. This amount represents the difference between the exercise price of stock options granted to employees and the deemed fair value of our common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. For the three-month period ended March 31, 2000, amortization of deferred stock-based compensation was $1.5 million. We did not record any deferred stock-based compensation during the three-month period ended March 31, 1999. We expect amortization related to options granted in 1999 and during the three month period ended March 31, 2000 of $3.6 million, $2.6 million, $1.2 million and $407,000 for the remainder of 2000, 2001, 2002, and 2003 respectively.

OTHER INCOME

Other income consists primarily of interest earned on cash and cash equivalents and short-term investments and, to a lesser extent, gains and losses recognized upon sale of our assets, interest expense, and other miscellaneous items. Other income increased from $25,000 for the three-month period ended March 31, 1999, to $213,000 for the three-month period ended March 31, 2000 as a result of interest earned on cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private sales of preferred stock, with aggregate net proceeds of $31.4 million as of March 31, 2000. At March 31, 2000, we had $7.2 million in cash and cash equivalents, in addition to $5.5 million in short-term investments consisting of commercial paper with original maturities between three and six months. In April, 2000, we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.9 million in proceeds from these sales, net of discounts, commissions and estimated issuance costs. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $0 was outstanding at March 31, 2000. In April, 2000, we received $3.0 million under the line of credit which is secured by fixed assets. To a lesser extent, we have financed our operations through equipment and facility leasing arrangements.

Net cash used in operating activities was $5.0 million for the three-month period ended March 31, 2000. Net cash used in operations was used primarily to fund our net losses from operations.

Net cash provided by investing activities was $3.4 million for the three-month period ended March 31, 2000. Net cash provided by investing activities was primarily attributable to the net proceeds from the maturities and purchases of short term investments of $4.9 million, offset somewhat by purchases of property, plant and equipment of $1.5 million. We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities.

Net cash provided by financing activities was $320,000 for the three-month period ended March 31, 2000. Net cash provided by financing activities consisted primarily of proceeds from the issuance common shares under stock options.

The lease for our existing corporate headquarters expires in December 2000.
In May 2000, we entered into a lease for our new corporate headquarters, which will remain in Beaverton, Oregon and will consist of approximately 122,000 square feet. The lease has a term of 7 years, but we have the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, our monthly rent will range from approximately $213,722 in the first year to $244,254 in the seventh year.

We have no material financing commitments other than obligations under our line of credit facilities and operating and capital leases. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of our facilities. We believe our current cash and cash equivalents and investments together with the net proceeds from the sale of the common stock in our initial public offering and in the concurrent private placement will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to our shareholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned research and development and sales and marketing efforts, as well as the further development of our infrastructure.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2000, we had cash and cash equivalents and short-term investments of $12.7 million, which consist of cash and highly liquid short-term commercial paper. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. All of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more significant revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the U.S. dollar and could be harmed.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, (SFAS No. 133). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS No. 133 and SFAS No. 137 for the quarter ending March 31, 2001. We do not expect the adoption of SFAS No. 133 and SFAS No. 137 to have a significant impact on our results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS,
(SAB No. 101), and amended it in March 2000. We are required to adopt the provisions of SAB No. 101 in its second fiscal quarter of 2000. We are currently reviewing the provisions of SAB No. 101 and have not fully assessed the impact of its adoption. While SAB No. 101 does not supersede the software industry specific revenue recognition guidance, which we believe are in compliance with, the SEC Staff has recently informally indicated its views related to SAB No. 101 which may change current interpretations of software revenue recognition requirements.

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 (FIN No. 44). FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We are currently reviewing the provisions of FIN No. 44 and have not fully assessed the impact of its adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To date, we have not used derivative financial instruments for speculative purposes which expose us to market risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 20, 2000, S1 Corporation, one of our competitors, filed a patent infringement lawsuit against us. According to the complaint filed by S1, S1 claims that we are infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting us from infringing its patent, a court order requiring us to recall all copies of our software that infringe its patent, an award of unspecified monetary damages and attorneys' fees and costs. We believe, based on advice from our patent counsel, that we do not infringe any valid claims of this patent. On April 21, 2000, we filed an answer and counterclaim in response to this lawsuit, which denies infringing any valid claims of S1's patent and seeks an award of attorneys' fess and a declaratory judgment that we do not infringe any valid claims of this patent. We intend to continue to vigorously contest S1's claims. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm our business and our financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  CONVERSION OF PREFERRED STOCK

Effective upon the closing of our initial public offering in April, 2000, the outstanding shares of redeemable convertible preferred stock and convertible preferred stock automatically converted into 14,723,223 and 1,639,730 shares of common stock, respectively.

(b)  RECENT SALES OF UNREGISTERED SECURITIES

We granted stock options and issued shares pursuant to the exercise of stock options under our stock option plans in the three-month period ended March 31, 2000. With respect to the shares granted and exercised under our stock option plans, we relied on Rule 701 for the option grants and related option exercises, because they were made in connection with a written compensatory benefit plan established for the benefit of employees, directors and officers. All option grants were made in compliance with the limitations of Rule 701, as in effect when such option grants were made. In January, 2000, we granted 437,333 stock options with an exercise price per share of $3.77 to employees under our 1997 stock option plan. In March, 2000, we granted 898,933 and 184,333 stock options with an exercise price per share of $3.77 and $10.50, respectively, to employees and directors under our 2000 stock option plan.

In January 2000, we agreed to issue 16,667 shares of our common stock to Heidrick & Struggles, Inc. to compensate it for recruiting services rendered to us in late 1999. We relied on Section 4(2) for this transaction because Heidrick & Struggles, Inc. was an institutional accredited investor.

On March 9, 2000, two institutional accredited investors and a qualified institutional buyer purchased directly from us in a private placement that occurred concurrently with the closing of our initial public offering, shares of our common stock having an aggregate purchase price of approximately $21 million at a per share price of $8.00. In addition, one institutional accredited investor purchased directly from us in a private placement that occurred concurrently with the closing of our initial public offering a warrant for 250,000 shares of our common stock with a per share exercise price of $8.00 and a term of three years. The purchase price for this warrant was approximately $1.4 million. We relied on Section 4(2) for these transactions because the sales were confined to a qualified institutional buyer and three institutional accredited investors.

In March 2000, we agreed to issue an aggregate of 138,638 shares of our common stock to six former shareholders of InterTech Systems, Inc. The shares were issued in April 2000 to these investors in connection with our acquisition of InterTech Systems. We relied on Section 4(2) for this transaction because the former shareholders of InterTech Systems were accredited investors and because the shares were issued in connection with a strategic acquisition in which we did not receive any funds.

(c)  USE OF PROCEEDS

On April 17, 2000 we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.9 million in proceeds from these sales, net of discounts, commissions and estimated issuance costs.

We intend to use the net proceeds from these sales for research and development activities, capital expenditures, sales, marketing and administrative expenses, including the expansion of our sales and marketing organizations, and for working capital and general corporate purposes.

ITEM 5.

On May 6, 2000, Kirk Wright, our President and a director on our Board of Directors, resigned as President and director. Mr. Wright will remain with us as Managing Director - Global Development In addition, the Board of Directors appointed Andrew White, our Executive Vice President, Global Sales, to Chief Operating Officer and as a director to fill the vacancy created on the Board of Directors by the resignation of Mr. Wright. Therefore, Mr. White will be a class I director whose term will expire at the 2001 annual meeting of our shareholders. Our Board of Directors also appointed Alex Hart as Executive Vice President of Corporate Development. Prior to joining us, Mr. Hart was Business Development Manager for Microsoft Corporation.

In April, 2000, we acquired InterTech Systems, Inc. InterTech Systems has developed technology that we expect will enhance our ability to gather financial information from Internet sites using hyper-text mark-up language for our OneSource service. Under the terms of the acquisition, InterTech Systems was merged with and into us and we issued 138,638 shares of our common stock to the shareholders of InterTech Systems, 69,319 shares of which are being held in escrow for one year to secure the indemnification obligations of these shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     EXHIBIT NO.
     -----------
     10.1 Lease between Carramerica Realty Corporation and us, dated May 22, 2000

     27              Financial Data Schedule

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of May, 2000.

                                        CORILLIAN CORPORATION

                                        By: /s/ Steven Sipowicz
                                           ------------------------------------
                                           Steven Sipowicz
                                           Chief Financial Officer
                                           (Principal Financial Officer)