Form 10-Q
period 2000-06-30
CORILLIAN CORP
filed 2000-08-14
CIK 1041403

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	91-1795219
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3855 SW 153rd Drive Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

(503) 627-0729
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of June 30, 2000 was 31,928,243 shares.

CORILLIAN CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

CORILLIAN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 1999	June 30, 2000 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,502	62,015
Investments	10,357	—
Accounts receivable	2,849	3,639
Revenue in excess of billings	363	2,461
Other current assets	835	1,704

Total current assets	22,906	69,819
Property and equipment, net	2,927	4,774
Investment in joint venture	—	3,000
Other assets	69	75

TOTAL ASSETS	$25,902	$77,668

LIABILITIES & SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,087	$8,225
Deferred revenue	1,767	3,961
Current portion of capital lease obligations	66	78
Current portion of long term debt	—	772
Other current liabilities	10	95

Total current liabilities	5,930	13,131
Capital lease obligations, less current portion	177	139
Long term debt, less current portion	—	1,916
Redeemable preferred stock	31,501	—
Shareholders' (deficit) equity
Preferred stock	910	—
Common stock	3,482	98,937
Deferred stock-based compensation	(2,877)	(6,449)
Accumulated deficit	(13,221)	(30,006)

Total shareholders' (deficit) equity	(11,706)	62,482

TOTAL LIABILITIES & SHAREHOLDERS' (DEFICIT) EQUITY	25,902	$77,668

See accompanying notes to condensed financial statements.

CORILLIAN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Revenues	$1,337	$5,723	$2,743	$8,978
Cost of revenues	1,232	4,568	1,993	7,505

Gross profit	105	1,155	750	1,473
Operating expenses:
Sales and marketing	469	3,702	675	6,418
Research and development	535	4,122	1,002	6,394
General and administrative	515	1,775	836	3,427
Amortization of deferred stock based compensation	—	1,488	—	2,991

Total operating expenses	1,519	11,087	2,513	19,230
Loss from operations	(1,414)	(9,932)	(1,763)	(17,757)
Other income, net	80	759	104	972

Net Loss	$(1,334)	$(9,173)	$(1,659)	$(16,785)

Redeemable convertible preferred stock accretion	(1)	—	(1)	(100)

Net loss attributed to common shareholders	(1,335)	(9,173)	(1,660)	(16,885)

Basic and diluted net loss per share	$(0.18)	$(0.34)	$(0.22)	$(0.97)
Shares used in computing basic and diluted net loss per share	7,428	27,263	7,428	17,494

See accompanying notes to condensed financial statements.

CORILLIAN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six-Month Period Ended
	June 30, 1999	June 30, 2000
Cash Flows from Operating Activities:
Net loss	$(1,659)	$(16,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210	726
Amortization of deferred stock-based compensation	—	2,991
Issuance of common stock for services	—	123
Issuance of common stock in business combination	—	1,109
Change in assets and liabilities
Accounts receivable	(166)	(790)
Other assets	(886)	(2,973)
Accounts payable and accrued liabilities	719	4,223
Deferred revenue	60	2,194

Net cash used in operating activities	(1,722)	(9,182)

Cash flows from investing activities:
Purchase of property and equipment	(415)	(2,564)
Purchase of investments	—	(5,411)
Proceeds from the maturities of investments	—	15,768
Investment in joint venture	—	(3,000)

Net cash (used in) provided by investment activities	(415)	4,793

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	54,674
Proceeds from issuance of preferred stock, net of issuance costs	7,000	—
Proceeds from exercise of stock options	—	575
Receipts on stock subscriptions receivable	12	—
Proceeds from borrowings on long term debt	—	3,023
Principal payments on long term debt	—	(335)
Principal payments on capital lease obligations	(3)	(35)

Net cash provided by financing activities	7,009	57,902

Net increase in cash and cash equivalents	4,872	53,513
Cash and cash equivalents at beginning of period	290	8,502

Cash and cash equivalents at end of period	$5,162	$62,015

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Cash and Cash Equivalents

    Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less, which are carried at market value, which approximates cost.

(3)  Investments

    Investments consist of commercial paper which have original maturities between three and six months. These investments are classified as held-to-maturity and are recorded at market value, which approximates cost.

(4)  Investment in Joint Venture

    On June 9, 2000, we entered into an operating agreement with Huntington Bancshares Incorporated, Compaq Computer Corporation and SAIC Venture Capital Corporation, a division of Science Applications International Corporation to form e-Banc, LLC, a Delaware limited liability company. The business of e-Banc will be to develop, produce and market solutions that enable financial institutions to collect and coordinate their data from all delivery channels including tellers, ATM's, web banking sites, among others, on a real time basis, using existing financial institution legacy systems as well as new channel applications.

    Pursuant to the agreement, we contributed $3,000 in cash and issued e-Banc a purchase credit of $5,000 towards the future purchase of our software licenses. The purchase credit is only applicable to license fees and cannot be applied towards professional services, custom engineering services, hosting fees, or maintenance fees. We are obligated to contribute an additional $1,000 in cash on June 9, 2001 if e-Banc fulfills specified milestones within this time period. Our ownership percentage of e-Banc as of June 30, 2000, was 9.1%. When and if we contribute the additional $1,000, our ownership percentage will increase to 10.1%. We have one representative on e-Banc's board of managers.

    Investments in businesses that we own less than a 50% interest and can exert significant influence are accounted for using the equity method of investment accounting. EITF D-46, Accounting for Limited Partnership Investments, requires that investments in limited partnerships are accounted for using the equity method when the percentage of ownership is greater than 5%. Under the equity method, we record an investment in the stock of a business at cost, and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the business after the date of investment based on our ownership percentage of the business as a whole. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.

(5)  Research and Development

    Research and development costs are expensed as incurred. Arrangements in which our research and development activities are partially funded by others are accounted for by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements.

    In April 2000, we issued an aggregate of 138,638 shares of our common stock to acquire InterTech Systems, Inc., a Minnesota corporation, which was a developer of data aggregation intellectual property and technology. Of the 138,638 shares of our common stock issued, 69,319 of these shares are held in escrow for one year to secure the indemnification obligations of the InterTech shareholders. Following the provisions of SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, we recorded $1,337 in research and development expenses consisting of $1,109 relating to the 138,638 shares issued to InterTech and $228 for consulting and other services relating to the acquisition, during the three-month period ended June 30, 2000, in connection with the InterTech transaction.

(6)  Comprehensive Income

    Corillian has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners, such as capital contributions and dividends. There are no differences between net loss and comprehensive loss for the periods presented.

(7)  Supplemental Disclosures of Cash Flow Information

	For the Six Month Period Ended June 30,
	1999	2000
Cash paid during the period for:
Interest	1	112
Income taxes	—	6
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	20	9
Common shares issued in business combination	—	1,109

(8)  Net Loss Per Share

    We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB

No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders includes the accretion of discounts on redeemable convertible preferred stock, which was amortized over four years. The accretion of discounts on redeemable convertible preferred stock discontinued upon the conversion of the redeemable convertible preferred stock into common stock.

    The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options using the treasury stock method and convertible preferred stock on an if-converted basis, which are not included in calculating net loss per share due to their antidilutive effect:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Shares issuable under stock options	473,733	3,136,680	440,640	2,504,955
Shares of convertible preferred stock	9,547,246	—	5,681,919	—

	10,020,979	3,136,680	6,122,559	2,504,955

    Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the conversion of all outstanding convertible preferred stock into shares of common stock as if such conversion occurred at the date of original issuance.

	For the Three-Month Period Ended June 30, 2000	For the Six-Month Period Ended June 30, 2000
Pro forma basic and diluted net loss per share	$(0.30)	$0.62
Shares used in computing pro forma basic and diluted net loss per share	30,320	27,204

(9)  Redeemable Convertible Preferred Stock and Shareholders' (Deficit) Equity

    Shares issued and outstanding are as follows:

	June 30,
	1999	2000
Convertible preferred stock	1,729,730	—
Redeemable convertible preferred stock	7,817,516	—
Common stock	7,247,550	31,928,243

    On April 17, 2000 we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54,674 in proceeds from these sales, net of discounts, commissions and issuance costs. In conjunction with the initial public offering, our redeemable convertible preferred stock and convertible preferred stock converted to 14,723,223 and 1,639,730 shares of common stock, respectively.

(10)  Stock-based Compensation

    We account for stock-based compensation using SFAS No. 123, Accounting for Stock-Based Compensation SFAS No. 123. This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the current Accounting Principles Board Opinion No. 25 (APB 25) intrinsic value based method adding pro forma disclosures of net income (loss) computed as if the fair value-based method had been applied in the financial statements. We apply SFAS No. 123 by retaining the APB 25 (and interpretations) method of accounting for stock-based compensation for employees with annual pro forma disclosures of net income (loss). We account for stock and stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

    The amortization of deferred stock-based compensation relates to the following items in the accompanying statements of operations:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Cost of revenues	—	164	—	269
Sales and marketing	—	683	—	1,688
Research and development	—	130	—	222
General and administrative	—	511	—	812

	—	1,488	—	2,991

(11)  Segment Information

    We derive our revenue from a single operating segment, providing electronic finance software and applications. Revenue is generated in this segment through software and service license arrangements. Results of operations are substantially derived from United States operations and substantially all of our assets reside in the United States. Our results of operations for the six-month period ended June 30, 2000, include $292 in direct operating expenses relating to our international operations.

    Revenues derived from the Company's licenses and services are as follows:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
License, implementation and custom engineering services	$1,258	$5,285	$2,612	$8,273
Post-contractual customer support	29	199	51	274
Hosting	50	101	80	212
OneSource services	—	138	—	219

	$1,337	$5,723	$2,743	$8,978

(12)  Legal Proceedings

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

    This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in Exhibit 99.1 to this report and in our Prospectus dated April 12, 1999.

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

    In July 2000, we entered into a Co-Development, Co-Marketing and Reseller Agreement with Yodlee.com to jointly market and sell a new, integrated banking and aggregation solution to global financial institutions. This new offering bundles our expertise with the Open Financial Exchange (OFX) data standard with Yodlee's data aggregation platform. The service can be deployed either on a hosted basis by Yodlee or on our Voyager platform. Under the terms of the agreement, we are entitled to resell the bundled offering and to receive a percentage of the fees for the Yodlee services provided to customers that purchase the bundled offering. We are also entitled to resell Yodlee's services as a separate service and to receive a percentage of the fees arising from these sales.

    In December 1999, we entered into an agreement with Microsoft to provide our OneSource account aggregation service to its MSN financial portal, MoneyCentral. Our OneSource service enables MSN to provide its customers with a service that quickly consolidates all of their financial information in one comprehensive location. Under the terms of the agreement we entered into with Yodlee in July 2000, we will no longer offer our own account aggregation subscription service, but we will continue to provide our OneSource service to Microsoft's MSN financial portal until the expiration of the agreement with Microsoft which we expect to occur in January 2001. We do not expect to recognize significant revenues from our OneSource subscription service in fiscal 2000 or thereafter.

    Substantially all of our revenue is derived from licensing our software and performing professional services for our customers. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, we recognize revenues for licenses, implementation and custom engineering services using the percentage of completion method. Revenue relating to maintenance services are recognized ratably over the term of the associated maintenance contract. Revenues derived from training, hosting and consulting services are recognized as the services are performed. We generally license Voyager on an end user basis, with our initial license fee based on a fixed number of end users. This fixed number currently ranges from 10,000 to 1,000,000 end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, our software license requires the customer to pay us an additional license fee to cover additional increments of end users.

    Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software. Our cost of revenues also includes a royalty and purchases of equipment and materials. In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenues, up to a maximum of $1.75 million, of which we have incurred $1.4 million as of June 30, 2000. We anticipate this royalty expense will cease in 2000. Any equipment we purchase to provide services to our customers is depreciated over the life of the equipment. From time to time to accommodate specific customers, we resell equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the year in which the resale occurs.

    Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $30.0 million as of June 30, 2000. As we continue to grow our professional services, sales and marketing and research and development organizations and market our solutions both domestically and internationally, we anticipate that our cost of revenues and operating expenses will increase substantially in future quarters. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

    To date, our results of operations are substantially derived from operations in the United States. One customer accounted for more than 10% of our revenues during the three-month period ended June 30, 2000, representing 18% of our total revenues during this period.

    A key component of our strategy is to increase our international sales. 21 of the largest 25 financial institutions in the world are located outside of the United States, and industry sources estimate that by 2004 there will be 29.5 million consumers in Europe accessing retail banking services through electronic delivery channels, including the Internet and mobile phones. In the second quarter of fiscal 2000, we opened an office in London, England. We hired several key employees to manage our international sales and marketing efforts, and our former President, Kirk Wright, relocated to London to serve as our Managing Director—Global Development. As of June 30, 2000, we had 6 employees based outside of the United States, and we expect to have 10 employees based outside of the United States by September 30, 2000.

Results of Operations

COMPARISONS OF THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 2000

Revenues

    Revenues increased from $1.3 million and $2.7 million for the three and six-month periods ended June 30, 1999, to $5.7 million and $9.0 million for the three and six-month periods ended June 30, 2000. The increase in revenues is primarily due to sales to an increased number of customers, the timing of revenue recognition in accordance with authoritative guidelines and an increase in our average transaction size. We believe that our customer growth resulted from greater market acceptance of our solutions.

Cost of Revenues

    Cost of revenues increased from $1.2 million and $2.0 million for the three and six-month periods ended June 30, 1999, to $4.6 million and $7.5 million for the three and six-month periods ended June 30, 2000. Gross profit increased as a percentage of revenues from 8% for the three-month period ended June 30, 1999, to 20% for the three-month period ended June 30, 2000. Gross profit increased as a percentage of revenues during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 due to our improved utilization of professional services personnel and our shift to time and materials services pricing. Gross profit decreased as a percentage of revenues from 27% for the six-month period ended June 30, 1999, to 16% for the six-month period ended June 30, 2000. Our gross profit as a percentage of revenues for the six month period ended June 30, 1999 was positively impacted because of the completion of contracts during the first quarter of 1999 for which revenue was recognized on a completed contract basis and for which we incurred most of our costs in prior periods. Our gross profit as a percentage of revenues for the three and six month periods ended June 30, 2000 was negatively impacted primarily by two factors. First, we increased the number of our professional services personnel from 26 at June 30, 1999 to 76 at June 30, 2000 to increase our capacity to service a larger customer base. Many of these personnel were utilized to provide maintenance and support services, but the number of our fully implemented projects in this period was not sufficient to generate significant maintenance and support revenues resulting in negative gross margins during the periods ended June 30, 2000. Second, in these periods we performed services under fixed implementation fee contracts, which we entered into before 2000. Under some of these contracts, the implementation fee we charged was less than the cost of the time and materials required to complete full implementation. We now use a method of pricing for the implementation of our solutions that more accurately reflects the actual time and materials required to complete implementation. As of June 30, 2000, we had not completed all contracts priced under a fixed implementation fee, but we expect to be finished with these projects during the third quarter of 2000.

    Although we expanded our internal professional services capacity, we anticipate that the growth of our customer base will cause us to continue to utilize outsourced service providers to perform implementation services on some of our projects. Therefore, in the first quarter of 2000, we entered into agreements with several large contractors to provide professional services on some of our projects, and we expect to rely on a combination of these contractors and our expanded internal staff to service our growing customer base. The costs associated with outsourced service providers are greater than the costs of our internal staff; therefore, our gross profit is generally less on projects on which we use outsourced service providers rather than our internal staff.

    In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenue, up to a maximum of $1.75 million, of which we incurred $94,000 and $192,000 for the three and six month periods ended June 30, 1999 compared to $401,000 and $627,000 for the three and six month periods ended June 30, 2000. We anticipate this royalty expense will cease in 2000.

Operating Expenses

    Sales and Marketing Expenses.  Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $469,000 and $675,000 for the three and six-month periods ended June 30, 1999, to $3.7 million and $6.4 million for the three and six-month periods ended June 30, 2000. The increase was primarily attributable to the expansion of our sales and marketing organization, and to a lesser extent, increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. We expect to continue to invest in our sales and marketing organizations both domestically and internationally to expand our customer base and increase brand awareness. We also anticipate sales and marketing expenses as a percentage of revenues will fluctuate from period to period in the near term depending on when new personnel are hired, the timing of new marketing programs and the levels of revenues recognized in each period. In connection with our international expansion, we incurred direct sales and marketing expenses of $255,000 during the three and six-month period ended June 30, 2000 for our sales and marketing personnel based outside of the United States.

    Research and Development Expenses.  Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development, testing and enhancement of our products. Research and development expenses increased from $535,000 and $1.0 million for the three and six-month periods ended June 30, 1999, to $4.1 million and $6.4 million for the three and six-month periods ended June 30, 2000. The increase was primarily attributable to the expansion of our research and development organization, $1.3 million of expenses related to the acquisition of InterTech, increased product development efforts and to a lesser extent, increased costs of materials and equipment. We anticipate increased research and development expenses in the future as we hire additional engineering personnel and fund the development of new products and enhancements to existing products.

    General and Administrative Expenses.  General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses, travel and other general corporate expenses. General and administrative expenses increased from $515,000 and $836,000 for the three and six month periods ended June 30, 1999, to $1.8 million and $3.4 million for the three and six month periods ended June 30, 2000. The increase was primarily attributable to the increase of our general and administrative personnel and to a lesser extent, increased costs to support our growing operations. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company. In connection with our international expansion, we incurred direct general and administrative expenses of $37,000 during the three and six-month periods ended June 30, 2000 for our international operations.

    Amortization of Deferred Stock-based Compensation.  We recorded deferred stock-based compensation of $3.8 million and $6.5 million in connection with stock options granted during 1999 and the six-month period ended June 30, 2000, respectively. This amount represents the difference between the exercise price of stock options granted to employees and the deemed fair value of our common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. For the three and six month period ended June 30, 2000, amortization of deferred stock-based compensation was $1.5 million and $3.0 million, respectively. We did not record any deferred stock-based compensation during the three and six month periods ended June 30, 1999. We expect amortization related to options granted in 1999 and during the six-month period ended June 30, 2000 of $2.3 million, $2.5 million, $1.2 million and $405,000 for the remainder of 2000, 2001, 2002, and 2003, respectively. Based on grants of stock options in August 2000, we expect to record additional deferred stock-based compensation of approximately $1.0 million.

Other Income

    Other income consists primarily of interest earned on cash and cash equivalents and short-term investments and, to a lesser extent, gains and losses recognized upon sale of our assets, interest expense, and other miscellaneous items. Other income increased from $80,000 and $104,000 for the three and six month periods ended June 30, 1999, to $759,000 and $972,000 for the three and six month periods ended June 30, 2000 as a result of interest earned on cash and investments.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through private sales of preferred stock and through common stock issued in our initial public offering and concurrent private placement.

Our private sales of preferred stock had provided aggregate net proceeds of $31.4 million as of June 30, 2000. In April, 2000, we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs.

    At June 30, 2000, we had $62.0 million in cash and cash equivalents consisting of cash, commercial paper and municipal bonds with original maturities less than 90 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $2.7 million was outstanding at June 30, 2000. To a lesser extent, we have financed our operations through equipment and facility leasing arrangements.

    Net cash used in operating activities was $9.2 million for the six-month period ended June 30, 2000. Net cash used in operations was used primarily to fund our net losses from operations.

    Net cash provided by investing activities was $4.8 million for the six-month period ended June 30, 2000. Net cash provided by investing activities was primarily attributable to the net proceeds from the maturities and purchases of short term investments of $10.4 million, offset somewhat by purchases of property, plant and equipment of $2.6 million and our $3.0 million cash investment in e-Banc LLC. We may be required to contribute an additional $1.0 million to e-Banc LLC in June 2001. We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities.

    Net cash provided by financing activities was $57.9 million for the six-month period ended June 30, 2000. Net cash provided by financing activities consisted primarily of the net proceeds of $54.7 million from the issuance of common stock in our initial public offering, the private placement which occurred concurrently with the closing of our initial public offering and the issuance of a warrant to purchase 250,000 shares of common stock. We received proceeds of $3.0 million and $576,000 from borrowings under our line of credit arrangement and the issuance of common shares under stock options, respectively. We made principal payments of $370,000 on long term debt and capital lease obligations.

    The lease for our existing corporate headquarters expires in December 2000. In May 2000, we entered into a lease for our new corporate headquarters, which will remain in Beaverton, Oregon and will consist of approximately 122,000 square feet. The lease has a term of seven years, but we have the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, our monthly rent will range from approximately $213,722 in the first year to $244,254 in the seventh year.

    We have no material financing commitments other than obligations under our line of credit facilities and operating and capital leases. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of our facilities, both domestically and internationally. We believe our current cash and cash equivalents and investments together with the net proceeds from the sale of the common stock in our initial public offering and in the concurrent private placement will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to our shareholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned research and development and sales and marketing efforts, as well as the further development of our infrastructure.

Qualitative and Quantitative Disclosures About Market Risk

    At June 30, 2000, we had cash and cash equivalents of $62.0 million, which consist of cash and highly liquid short-term commercial paper and municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. All of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more significant revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the U.S. dollar and could be harmed.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, (SFAS No. 133). SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 (SFAS No. 137), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS No. 133 and SFAS No. 137 for the quarter ending March 31, 2001. We do not expect the adoption of SFAS No. 133 and SFAS No. 137 to have a significant impact on our results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB No. 101), and amended it in March 2000. We are required to adopt the provisions of SAB No. 101 in the fourth fiscal quarter of 2000. We are currently reviewing the provisions of SAB No. 101 and have not fully assessed the impact of its adoption. While SAB No. 101 does not supercede the software industry specific revenue recognition guidance, with which we believe we are in compliance, the SEC Staff has recently informally indicated its views related to SAB No. 101 which may change current interpretations of software revenue recognition requirements.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25 (FIN No. 44). FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect the adoption of FIN No. 44 to have a significant impact on our results of operations, financial position or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    To date, we have not used derivative financial instruments for speculative purposes which expose us to market risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On March 20, 2000, S1 Corporation, one of our competitors, filed a patent infringement lawsuit against us in the Northern District Court of Georgia. According to the complaint filed by S1, S1 claims that we are infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting us from infringing its patent, a court order requiring us to recall all copies of our software that infringe its patent, an award of unspecified monetary damages and attorneys' fees and costs. We believe, based on advice from our patent counsel, that we do not infringe any valid claims of this patent. On April 21, 2000, we filed an answer and counterclaim in response to this lawsuit, which denies infringing any valid claims of S1's patent and seeks an award of attorneys' fees and a declaratory judgment that we do not infringe any valid claims of this patent. We intend to continue to vigorously contest S1's claims. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm our business and our financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)
RECENT SALES OF UNREGISTERED SECURITIES

    We granted stock options and issued shares pursuant to the exercise of stock options under our stock option plan during the three-month period ended June 30, 2000. With respect to the shares granted and exercised under our stock option plans before April 24, 2000, we relied on Rule 701 for the option grants and related option exercises, because they were made in connection with a written compensatory benefit plan established for the benefit of employees, directors and officers. All option grants were made in compliance with the limitations of Rule 701, as in effect when such option grants were made. In April 2000, we granted stock options to purchase 35,000 shares of our common stock for $8.00 per share under our 2000 stock option plan.

(d)
USE OF PROCEEDS

    On April 17, 2000 we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs. The effective date of our prospectus and related registration statement (Commission No. 33-95513) was April 12, 2000.

    On June 9, 2000, we entered into an operating agreement with Huntington Bancshares Incorporated, Compaq Computer Corporation and SAIC Venture Capital Corporation, a division of Science Applications International Corporation, to form e-Banc, LLC, a Delaware limited liability company. Pursuant to the agreement, we contributed $3.0 million in cash and issued e-Banc a purchase credit of $5,000 towards the purchase of our software licenses. We are obligated to contribute an additional $1,000 in cash on June 9, 2001 if e-Bank fulfills specified milestones within this time period.

    We intend to use the remaining net proceeds from these sales for research and development activities, capital expenditures, sales, marketing and administrative expenses, including the expansion of our sales and marketing organizations both domestically and internationally, and for working capital and general corporate purposes.

ITEM 5.

    In June 2000, our board of directors appointed John McCoy as our non-executive Chairman of the Board of Directors, Mr. McCoy was appointed as a Class II director, so his term will expire at the annual shareholder meeting in 2002. In connection with Mr. McCoy's appointment, we granted him a stock option to purchase 540,000 shares of our common stock for $19.25 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits filed as part of this report are listed below:
Exhibit No.
27	Financial Data Schedule
99.1	Risk Factors

(b)
Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2000.

CORILLIAN CORPORATION
By:	/s/ STEVEN SIPOWICZ Steven Sipowicz Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURE