Form 10-Q
period 2000-09-30
CORILLIAN CORP
filed 2000-11-14
CIK 1041403

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION
(Exact name of registrant as specified in its charter)

OREGON (State or other Jurisdiction of Incorporation or Organization)	91-1795219 (I.R.S. Employer Identification Number)
3855 SW 153rd Drive, Beaverton, Oregon (Address of principal executive offices)	97006 (Zip Code)

(503) 627-0729
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of September 30, 2000 was 32,113,100 shares.

CORILLIAN CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION

CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 1999	September 30, 2000
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,502	$51,098
Investments	10,357	—
Accounts receivable	2,849	6,137
Revenue in excess of billings	363	4,111
Other current assets	835	1,566

Total current assets	22,906	62,912
Property and equipment, net	2,927	6,381
Investment in joint venture	—	2,899
Other assets	69	71

TOTAL ASSETS	$25,902	72,263

LIABILITIES & SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,087	$9,589
Deferred revenue	1,767	2,348
Current portion of capital lease obligations	66	81
Current portion of long term debt	—	805
Other current liabilities	10	487

Total current liabilities	5,930	13,310
Capital lease obligations, less current portion	177	117
Long term debt, less current portion	—	1,702
Redeemable preferred stock	31,501	—
Shareholders' (deficit) equity
Preferred stock	910	—
Common stock	3,482	100,451
Deferred stock-based compensation	(2,877)	(5,719)
Accumulated deficit	(13,221)	(37,598)

Total shareholders' (deficit) equity	(11,706)	57,134

TOTAL LIABILITIES & SHAREHOLDERS' (DEFICIT) EQUITY	$25,902	$72,263

See accompanying notes to condensed financial statements.

CORILLIAN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000
Revenues	$2,287	$9,515	$5,029	$18,493
Cost of revenues	2,045	6,977	4,039	14,482

Gross profit	242	2,538	990	4,011
Operating expenses:
Sales and marketing	1,143	4,033	1,819	10,451
Research and development	703	3,305	1,706	9,699
General and administrative	1,015	1,995	1,850	5,422
Amortization of deferred stock based compensation	—	1,452	—	4,443

Total operating expenses	2,861	10,785	5,375	30,015
Loss from operations	(2,619)	(8,247)	(4,385)	(26,004)
Other income, net	62	655	167	1,627

Net Loss	$2,557	$(7,592)	$(4,218)	$(24,377)

Redeemable convertible preferred stock accretion	(1)	—	(2)	—

Net loss attributed to common shareholders	$(2,558)	$(7,592)	$(4,220)	$(24,377)

Basic and diluted net loss per share	$(0.34)	$(0.24)	$(0.57)	$(1.09)
Shares used in computing basic and diluted net loss per share	7,435	32,078	7,430	22,461

See accompanying notes to condensed financial statements.

CORILLIAN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine-Month Period Ended
	September 30, 1999	September 30, 2000
Cash Flows from Operating Activities:
Net loss	$(4,218)	$(24,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285	1,260
Amortization of deferred stock-based compensation	—	4,443
Equity in losses in joint venture investment	—	101
Issuance of common stock for services	—	123
Issuance of common stock in business combination	—	1,109
Change in assets and liabilities
Accounts receivable	(417)	(3,288)
Other assets	(918)	(4,481)
Accounts payable and accrued liabilities	1,310	5,979
Deferred revenue	(966)	581

Net cash used in operating activities	(4,924)	(18,550)

Cash flows from investing activities:
Purchase of property and equipment	(1,384)	(4,705)
Purchase of investments	—	(5,413)
Proceeds from the maturities of investments	—	15,770
Investment in joint venture	—	(3,000)

Net cash (used in) provided by investment activities	(1,384)	2,652

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	54,674
Proceeds from issuance of preferred stock, net of issuance costs	7,000	—
Proceeds from exercise of stock options	3	641
Proceeds from issuance of common stock under the employee stock purchase plan	—	726
Receipts on stock subscriptions receivable	12	—
Proceeds from borrowings on long term debt	—	3,023
Principal payments on long term debt	—	(516)
Principal payments on capital lease obligations	(7)	(54)

Net cash provided by financing activities	7,008	58,494

Net increase in cash and cash equivalents	700	42,596
Cash and cash equivalents at beginning of period	290	8,502

Cash and cash equivalents at end of period	$990	$51,098

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) Cash and Cash Equivalents

    Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less, which are carried at market value, which approximates cost.

(3) Investments

    Investments consist of commercial papers and municipal bonds which have original maturities between three and six months. These investments are classified as held-to-maturity and are recorded at market value, which approximates cost.

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

    Pursuant to the agreement, we contributed $3,000 in cash and issued e-Banc a purchase credit of $5,000 towards the future purchase of our software licenses. The purchase credit is only applicable to license fees and cannot be applied towards professional services, custom engineering services, hosting fees, or maintenance fees. We are obligated to contribute an additional $1,000 in cash on June 9, 2001 if e-Banc fulfills specified milestones within this time period. Our ownership percentage of e-Banc as of September 30, 2000, was 9.1%. When and if we contribute the additional $1,000, our ownership percentage will increase to 10.1%. We have one representative on e-Banc's board of managers.

    Investments in businesses that we own less than a 50% interest and can exert significant influence are accounted for using the equity method of investment accounting. EITF D-46, Accounting for Limited Partnership Investments, requires that investments in limited partnerships are accounted for using the equity method when the percentage of ownership is greater than 5%. Under the equity method, we record an investment in the stock of a business at cost, and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the business after the date of investment based on our ownership percentage of the business as a whole. We recognized $101 in losses relating to this investment for the three and nine month periods ended September 30, 2000. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.

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

(7) Supplemental Disclosures of Cash Flow Information

	For the Nine Month Period Ended September 30,
	1999	2000
Cash paid during the period for:
Interest	$3	$289
Income taxes	—	9
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	20	9
Common shares issued in business combination	—	1,109

(8) Net Loss Per Share

    We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders includes the accretion of discounts on redeemable convertible preferred stock. The accretion of discounts on redeemable convertible preferred stock discontinued upon the conversion of the redeemable convertible preferred stock into common stock.

    The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options using the treasury stock method and convertible preferred stock on an if-converted basis, which are not included in calculating net loss per share due to their antidilutive effect:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000
Shares issuable under stock options	578,521	2,572,097	467,138	2,527,780
Shares of convertible preferred stock	9,547,246	—	6,922,387	—

	10,125,767	2,572,097	7,389,525	2,527,780

    Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the conversion of all outstanding convertible preferred stock into shares of common stock as if such conversion occurred at the date of original issuance.

	For the Three-Month Period Ended September 30, 2000	For the Nine-Month Period Ended September 30, 2000
Pro forma basic and diluted net loss per share	$(0.24)	$(0.85)
Shares used in computing pro forma basic and diluted net loss per share	32,078	28,874

(9) Redeemable Convertible Preferred Stock and Shareholders' (Deficit) Equity

    Shares issued and outstanding are as follows:

	September 30,
	1999	2000
Convertible preferred stock	1,729,730	—
Redeemable convertible preferred stock	7,817,516	—
Common stock	7,443,105	32,113,130

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

(10) Stock-based Compensation

    We account for stock-based compensation using SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the current Accounting Principles Board Opinion No. 25 (APB 25) intrinsic value-based method adding pro forma disclosures of net income (loss) computed as if the fair value-based method had been applied in the financial statements. We apply SFAS No. 123 by retaining the APB 25 (and interpretations) method of accounting for stock-based compensation for employees with annual pro forma disclosures of net income (loss). We account for stock and stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in Financial Accounting Standards Board Interpretation No. 28.

    The amortization of deferred stock-based compensation relates to the following items in the accompanying statements of operations:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000
Cost of revenues	$—	$163	$—	$432
Sales and marketing	—	918	—	2,606
Research and development	—	115	—	336
General and administrative	—	256	—	1,069

	$—	$1,452	$—	$4,443

(11) Segment Information

    We derive our revenue from a single operating segment, providing electronic finance software and applications. Revenue is generated in this segment through software and service license arrangements. Results of operations are substantially derived from United States operations and substantially all of our assets reside in the United States. Our results of operations for the three and nine-month periods ended September 30, 2000, include $571 and $863, respectively in direct operating expenses relating to our international operations.

    Revenues derived from the Company's licenses and services are as follows:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000
License, implementation and custom engineering services	$2,055	$9,000	$4,665	$17,273
Post-contractual customer support	50	192	101	466
Hosting	182	89	263	301
OneSource services	—	234	—	453

	$2,287	$9,515	$5,029	$18,493

(12) Legal Proceedings

    On March 20, 2000, S1 Corporation, one of our competitors, filed a patent infringement lawsuit against us. According to the complaint filed by S1, S1 claims that we are infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting us from infringing its patent, a court order requiring us to recall all copies of our software that infringe its patent, an award of unspecified monetary damages and attorneys' fees and costs. We believe that we do not infringe any valid claims of this patent. On April 21, 2000, we filed an answer and counterclaim in response to this lawsuit, which denies infringing any valid claims of S1's patent and seeks an award of attorneys' fees and a declaratory judgment that we do not infringe any valid claims of this patent. We intend to continue to vigorously contest S1's claims. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm our business and our financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion and analysis should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our registration statement on Form S-1 filed on January 27, 2000, and amendments thereto.

Overview

    We license software and provide professional services to financial service providers, such as banks, brokerages, insurance companies and financial portals. Our Voyager eFinance Suite enables our customers to provide scalable, reliable, and advanced Internet-based financial services, including Internet banking, electronic bill presentment and payment, and customer relationship management.

    Substantially all of our revenue is derived from licensing our software and performing professional services for our customers. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, we recognize revenues for licenses, implementation and custom engineering services using the percentage of completion method. Revenue relating to maintenance services are recognized ratably over the term of the associated maintenance contract. Revenues derived from training, hosting and consulting services are recognized as the services are performed. We generally license Voyager on an end user basis, with our initial license fee based on a fixed number of end users. This fixed number currently ranges from 10,000 to 1,000,000 end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, our software license requires the customer to pay us an additional license fee to cover additional increments of end users. For customers that provide us with significant strategic advantages, we have in the past and may in the future charge discounted license fees based on an unlimited number of end users.

    Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for software maintenance. Our cost of revenues also includes a royalty and purchases of equipment and materials. In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenues, up to a maximum of $1.75 million, which we have fully recognized as of September 30, 2000. Any equipment we purchase to provide services to our customers is depreciated over the life of the equipment. From time to time to accommodate specific customers, we resell equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the year in which the resale occurs.

    Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $37.6 million as of September 30, 2000. As we continue to grow our professional services, sales and marketing and research and development organizations and market our solutions both domestically and internationally, we anticipate that our cost of revenues and operating expenses will increase substantially in future quarters. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

    To date, our results of operations are substantially derived from operations in the United States. Two customers accounted for more than 10% of our revenues during the three-month period ended September 30, 2000, and together represented 50% of our total revenues during this period.

    A key component of our strategy is to increase our international sales. 21 of the largest 25 financial institutions in the world are located outside of the United States, and industry sources estimate that by 2004 there will be 29.5 million consumers in Europe accessing retail banking services through electronic delivery channels, including the Internet and mobile phones. In the second quarter of fiscal 2000, we opened an office in London, England. As of September 30, 2000, we had 9 employees based outside of the United States.

Results of Operations

COMPARISONS OF THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000

Revenues

    Revenues increased from $2.3 million and $5.0 million for the three and nine-month periods ended September 30, 1999, to $9.5 million and $18.5 million for the three and nine-month periods ended September 30, 2000. The increase in revenues is primarily due to sales to an increased number of customers, an increase in our average transaction size and an increase in the number of our professional services personnel working on projects. We believe that our customer growth resulted from greater market acceptance of our solutions.

Cost of Revenues

    Cost of revenues increased from $2.0 million and $4.0 million for the three and nine-month periods ended September 30, 1999, to $7.0 million and $14.5 million for the three and nine-month periods ended September 30, 2000. Gross profit increased as a percentage of revenues from 11% for the three-month period ended September 30, 1999, to 27% for the three-month period ended September 30, 2000, primarily due to our improved utilization of professional services personnel, the capping of our royalty obligation during the third quarter of 2000 and our shift to time and materials services pricing. For the reasons described above, gross profit increased as a percentage of revenues from 20% for the nine-month period ended September 30, 1999, to 22% for the nine-month period ended September 30, 2000. Our gross profit as a percentage of revenues for the nine month period ended September 30, 1999 was positively impacted because of the completion of contracts during the first quarter of 1999 for which revenue was recognized on a completed contract basis and for which we incurred most of our costs in prior periods.

    We increased the number of our professional services personnel from 38 at September 30, 1999 to 85 at September 30, 2000 to increase our capacity to service a larger customer base. Many of these personnel have been utilized to provide maintenance and support services, but the number of our fully implemented projects have not been sufficient to generate significant maintenance and support revenues, resulting in negative gross margins. We have also performed services under fixed implementation fee contracts, which we entered into before 2000. Under some of these contracts, the implementation fee we charged was less than the cost of the time and materials required to complete full implementation. We now use a method of pricing for the implementation of our solutions that more accurately reflects the actual time and materials required to complete implementation. As of September 30, 2000, we had not completed all contracts priced under a fixed implementation fee, but we expect to be finished with these projects by the end of 2000.

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

    In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenue, up to a maximum of $1.75 million, of which we incurred $160,000 and $352,000 for the three and nine month periods ended September 30, 1999 compared to $310,000 and $937,000 for the three and nine month periods ended September 30, 2000. We completed our requirements under the royalty agreement during the three-month period ended September 30, 2000.

Operating Expenses

    Sales and Marketing Expenses.  Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $1.1 million and $1.8 million for the three and nine-month periods ended September 30, 1999, to $4.0 million and $10.5 million for the three and nine-month periods ended September 30, 2000. The increase was primarily attributable to the expansion of our sales and marketing organization, and to a lesser extent, increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. We expect to continue to invest in our sales and marketing organizations both domestically and internationally to expand our customer base and increase brand awareness. We also anticipate sales and marketing expenses as a percentage of revenues will fluctuate from period to period in the near term depending on when new personnel are hired, the timing of new marketing programs and the levels of revenues recognized in each period. In connection with our international expansion, we incurred direct sales and marketing expenses of $480,000 and $735,000 during the three and nine-month period ended September 30, 2000, respectively, for our sales and marketing personnel based outside of the United States.

    Research and Development Expenses.  Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of our products. Research and development expenses increased from $703,000 and $1.7 million for the three and nine-month periods ended September 30, 1999, to $3.3 million and $9.7 million for the three and nine-month periods ended September 30, 2000. The increase over the prior year periods was primarily attributable to the expansion of our research and development organization, increased product development efforts and to a lesser extent, increased costs of materials and equipment, and for the nine-month period, $1.3 million of expenses incurred during the second quarter of 2000 related to the acquisition of InterTech. We anticipate increased research and development expenses in the future as we hire additional engineering personnel and fund the development of new products and enhancements to existing products.

    General and Administrative Expenses.  General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses, travel and other general corporate expenses. General and administrative expenses increased from $1.0 million and $1.9 million for the three and nine month periods ended September 30, 1999, to $2.0 million and $5.4 million for the three and nine month periods ended September 30, 2000. The increase was primarily attributable to the increase of our general and administrative personnel and to a lesser extent, increased costs to support our growing operations. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company. We incurred direct general and administrative expenses of $64,000 and $101,000 during the three and nine-month periods ended September 30, 2000, repectively, for our international operations.

    Amortization of Deferred Stock-based Compensation.  We recorded deferred stock-based compensation of $3.8 million and $7.3 million in connection with stock options granted during 1999 and the nine-month period ended September 30, 2000, respectively. This amount represents the difference between the exercise price of stock options granted to employees and the deemed fair value of our common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. For the three and nine month period ended September 30, 2000, amortization of deferred stock-based compensation was $1.5 million and $4.4 million, respectively. We expect amortization of $1.1 million, $2.7 million, $1.3 million, $468,000 and $51,000 for the fourth quarter of 2000 and for fiscal years, 2001, 2002, 2003 and 2004, respectively.

Other Income, Net

    Other income consists primarily of interest earned on cash and cash equivalents and short-term investments and, to a lesser extent, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income increased from $62,000 and $167,000 for the three and nine month periods ended September 30, 1999, to $655,000 and $1.6 million for the three and nine month periods ended September 30, 2000 as a result of interest earned on cash and investments.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through private sales of preferred stock and through common stock issued in our initial public offering and concurrent private placement. Our private sales of preferred stock had provided aggregate net proceeds of $31.4 million as of September 30, 2000. In April, 2000, we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs.

    At September 30, 2000, we had $51.1 million in cash and cash equivalents consisting of cash, commercial paper and municipal bonds with original maturities less than 90 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $2.5 million was outstanding at September 30, 2000. To a lesser extent, we have financed our operations through equipment and facility leasing arrangements.

    Net cash used in operating activities was $18.6 million for the nine-month period ended September 30, 2000. Net cash used in operations was used primarily to fund our net losses from operations. During the three-month period ended September 30, 2000, we paid $700,000 of our royalty obligation. The remaining royalty obligation will be paid during the three-month period ended December 31, 2000.

    Net cash provided by investing activities was $2.7 million for the nine-month period ended September 30, 2000. Net cash provided by investing activities was primarily attributable to the net proceeds from the maturities and purchases of short term investments of $10.4 million, offset somewhat by purchases of property, plant and equipment of $4.7 million and our $3.0 million cash investment in e-Banc LLC. We may be required to contribute an additional $1.0 million to e-Banc LLC in June 2001.

We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities.

    Net cash provided by financing activities was $58.5 million for the nine-month period ended September 30, 2000. Net cash provided by financing activities consisted primarily of the net proceeds of $54.7 million from the issuance of common stock in our initial public offering, the private placement which occurred concurrently with the closing of our initial public offering and the issuance of a warrant to purchase 250,000 shares of common stock. We received proceeds of $3.0 million from borrowings under our line of credit arrangement. Additionally, we received proceeds of $643,000 and 726,000 for the issuance of common shares under stock options and the employee stock purchase plan, respectively. We made principal payments of $570,000 on long term debt and capital lease obligations.

    The lease for our existing corporate headquarters expires in December 2000. In May 2000, we entered into a lease for our new corporate headquarters, which is located in Hillsboro, Oregon and consists of approximately 122,000 square feet. The lease has a term of seven years, but we have the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, our monthly rent ranges from approximately $213,722 in the first year to $244,254 in the seventh year.

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

Qualitative and Quantitative Disclosures About Market Risk

    At June 30, 2000, we had cash and cash equivalents of $51.1 million, which consist of cash and highly liquid short-term commercial paper and municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. All of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more significant revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the U.S. Dollar and could be harmed.

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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB No. 101), and amended it in March 2000. We are required to adopt the provisions of SAB No. 101 in the fourth fiscal quarter of 2000. We do not expect that SAB No. 101 will have a significant impact on our financial condition or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25 (FIN No. 44). FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN No. 44 did not have a significant impact on our results of operations, financial position or cash flows.

Forward-Looking Statements and Risk Factors

    This document contains forward-looking statements that involve risks and uncertainties that may cause our actual results to differ materially from any forward-looking statement. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could," "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in Exhibit 99.1 to this report. Some of these risks are identified for you below, but you are advised to read the more detailed and thorough discussion of the risks we face in our business contained in Exhibit 99.1 to this report.

  •
  We have a limited operating history and are subject to the risks that our solutions are not adopted by financial service providers or used by consumers.

  •
  We have a history of losses, we expect to continue to incur losses and we may not achieve or maintain profitability.

  •
  A small number of customers account for a substantial portion of our revenues in each period; our business could suffer if we lose customers or fail to add additional customers to our customer base.

  •
  If we do not develop international operations as expected or fail to address international market risks, we may not achieve anticipated sales growth.

  •
  If our implementation partners or we do not effectively implement our solutions at financial service providers' facilities, we may not achieve anticipated revenues or gross margins.

  •
  Acquisitions by us may be costly and difficult to integrate, divert management resources or dilute shareholder value.

  •
  Our products' lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

  •
  Competition in the market for Internet-based financial services is intense and could reduce our sales and prevent us from achieving profitability.

    We do not guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

    Since March 31, 2000, we have incurred $3.4 million for the purchase of equipment, leasehold improvements for our new facility and other capital expenditures. During the three-month period ended September 30,2000, we paid $700,000 of our accrued royalty obligation to CheckFree Corporation.

    We intend to use the remaining net proceeds from these sales for research and development activities, capital expenditures, sales, marketing and administrative expenses, including the expansion of our sales and marketing organizations both domestically and internationally, and for working capital and general corporate purposes.

ITEM 5.

    At the recommendation of our Compensation Committee, our Board of Directors, at a meeting on October 24, 2000, amended our 2000 Stock Incentive Compensation Plan and 1997 Stock Option Plan to provide that any options not assumed in a corporate transaction, such as a merger or sale, by the successor corporation will be become fully exercisable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits filed as part of this report are listed below:

Exhibit No.
10.1	Amended and Restated 2000 Stock Incentive Compensation Plan*
10.3	Amended and Restated 1997 Stock Option Plan*
10.9	Form of Stock Option Agreement with Certain Employees*
21	List of Subsidiaries
27	Financial Data Schedule
99.1	Risk Factors

*
Management contract.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November, 2000.

CORILLIAN CORPORATION
By:	/s/ STEVEN SIPOWICZ Steven Sipowicz Chief Financial Officer (Principal Financial Officer)

QuickLinks

CORILLIAN CORPORATION FORM 10-Q TABLE OF CONTENTS
CORILLIAN CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited, in thousands, except share and per share data)
PART II. OTHER INFORMATION
SIGNATURE