Form 10-K
period 2000-12-31
CORILLIAN CORP
filed 2001-03-26
CIK 1041403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 0-29291

Corillian Corporation
(Exact name of registrant as specified in its charter)

Oregon (State or other Jurisdiction of Incorporation or Organization)	91-1795219 (I.R.S. Employer Identification Number)
3400 NW John Olsen Place Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)

(503) 629-3300
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / /

    The aggregate market value of the voting and nonvoting common stock held by non-affiliates as of March 16, 2001 was $134,538,712 based on the closing price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 34,425,952 shares of the Registrant's Common Stock issued outstanding on March 16, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on May 8, 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORM 10-K

TABLE OF CONTENTS

i

PART I

Item 1. Business

Overview

    We are a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Our solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Our recently-introduced Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard. Our software integrates into existing database applications and systems and enables them to monitor transactions across all systems in real-time. Our solutions are also designed to scale to support millions of users. Our current Voyager customers include Chase Manhattan Bank, Bank One, Wachovia Bank, Huntington National Bank and SunTrust Bank.

Industry Background

    The Internet has become an integral part of the daily lives of millions of consumers because of the functionality and convenience it offers. In addition to more traditional uses such as email, the Internet is being used increasingly to conduct financial transactions and deliver financial services. Internet users are increasingly demanding Internet-based financial services, such as access to financial information over the Internet, real-time access to stock quotes and investment portfolio information, and Internet bill payment services. The benefits that consumers derive from Internet-based financial services include:

  •
  twenty-four hour, real-time access to information and financial services from any Internet device;

  •
  convenient and inexpensive bill presentment and payment tools;

  •
  improved personal finance management; and

  •
  the presentation of comprehensive, consolidated financial data.

    As a result of these benefits, personal finance content is one of the most popular content categories on the Internet. By 2005, 44 million households will bank on the Internet and 34 million households will trade stocks on the Internet, according to Jupiter Research.

    The growth in Internet usage and the popularity of personal finance content have changed the competitive landscape of the financial service industry by attracting new competitors that face lower barriers to entry. Examples of these are Internet brokerages and portals, such as E*Trade, Schwab, AOL, Quicken.com and Yahoo!, that have established Internet sites that offer consumers real-time access to personalized financial information. We believe these new competitors within the financial service industry will need to enhance and expand their Internet-based financial services to attract new customers and retain and capture greater attention from their existing customers.

    Within this environment, we believe many traditional financial institutions such as banks, insurance companies and full-service brokerages, risk losing customers if they do not use the Internet to offer Internet-based financial services. Financial institutions, especially banks, have traditionally adopted technologies that have allowed them to create closer, more profitable relationships with their customers. With the rise of the Internet, many financial institutions are recognizing they will require more cost-effective Internet-based financial solutions with greater functionality to help them differentiate their service and product offerings and expand their market share. According to estimates from International Data Corporation, the number of users banking on the Internet will expand from 8.1 million in 1998 to 39.8 million in 2003, and the number of banks offering Internet-based financial services will increase from 1,150 in 1998 to 15,845 in 2003. Bank spending on Internet operations is expected to increase from $555 million in 2000 to $2 billion in 2005, according to Tower Group.

    Traditional financial institutions, online brokerages, Internet portals and other Internet financial service providers are competing to become full-service financial portals that offer consumers a simple, one-stop site for all of their financial needs. To offer competitive Internet-based financial products and services on their Internet sites, we believe these competitors will need to deploy comprehensive Internet finance solutions.

    Significant challenges are involved in deploying Internet finance solutions. Most notably, multiple heterogeneous computing environments, including existing systems, packaged applications, Internet application servers and other emerging technologies, must be integrated and must be able to communicate with each other to provide customers with real-time data and to allow them to conduct financial transactions. In addition, external systems, such as those of credit card companies and bill payment providers, must be integrated with internal systems in a secure and reliable manner. These technical challenges are magnified by the speed with which these services must be brought to market. Most financial institutions do not have the technical skills or resources to rapidly design and deploy these services. In addition, although some online brokers and financial portals have the technical skills and resources to develop and deploy Internet finance solutions, they are subject to significant time-to-market competitive pressures and seek to maintain their focus on their core competencies. For most of these financial service providers, internally developing and deploying Internet finance solutions can be expensive and take in excess of one year. As a result, many of these financial service providers are realizing that if they want to deploy an Internet-based financial product or service more quickly and efficiently, they need a comprehensive, outsourced packaged software and service solution.

The Corillian Solution

    We are a leading provider of solutions that enable financial service providers to deploy Internet-based financial services. Our solutions include a comprehensive suite of software and a hosted service, both of which are combined with our professional services to form a complete outsourced solution for offering Internet-based financial services.

    Corillian Voyager consists of a software platform and a menu of applications built upon that platform, all of which we can provide on a hosted basis or which can run on our customers' premises. Corillian Voyager integrates with our customers' existing databases and systems and enables them to monitor transactions across all systems in real time. We have developed software applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. We can provide our customers with wireless delivery capabilities for all of these applications.

    Our recently-introduced Voyager SE is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard. Voyager SE can be connected to a variety of host systems in as little as 60 to 90 days and involves less customization than the Corillian Voyager platform. Voyager SE is hosted in Corillian's state-of-the-art data center in Oregon.

    We believe our products and services provide the following benefits to our customers:

    Accelerated Time to Market.  Using the Corillian Voyager or Voyager SE solutions, financial institutions can deploy Internet-based financial services to their customers within as little as 60 to 90 days, depending on the complexity of the project and the degree of customization involved with the project. In addition, we provide comprehensive systems integration and implementation services and customer support to complement the flexible architecture of our solutions.

    Highly Scalable and Extensible Platform.  Our software platform has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than 3.5 million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication, Open Financial Exchange for financial transactions, and Microsoft's Distributed interNet Applications Architecture for Financial Services for interoperability. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence.

    Flexibility and Control.  We offer our customers the option of hosting the Corillian Voyager platform on their own premises or having Corillian Voyager hosted in our managed facility. Our customers may request that we host their Corillian Voyager deployment because they lack sufficient resources or the appropriate systems to host Voyager on their premises. In addition, our customers can reduce their information technology costs by outsourcing application hosting services with us. We offer customers the opportunity to transfer operation of Corillian Voyager to their own premises at any time. Voyager SE is hosted in our state-of-the art data center, but each financial institution's system resides on a distinct set of servers, enabling our customers to migrate to the Corillian Voyager platform and bring the solution to their own premises at any time. This flexibility provides our customers with the option to gain operational control of a Voyager SE deployment over time.

    Advanced Technology and Continued Innovation.  We believe our solutions provide the only comprehensive solution with a broad range of retail applications that can be delivered on the desktop or by wireless access. We offer certified Internet financial applications using the Open Financial Exchange data standard, and we have helped to define industry standards such as Microsoft's Distributed interNet Applications Architecture for Financial Services.

    Reduced Cost of Internet Operations.  Our products lower the costs associated with our customers' Internet operations primarily by reducing the cost of internal development. Our software solutions provide all of the functionality for Internet-based financial services in a single comprehensive package. This eliminates the cost of purchasing, integrating and installing separate solution components from multiple vendors.

Strategy

    Our objective is to be the leading global provider of Internet finance solutions to both traditional and emerging Internet financial service providers. To that end, we seek to establish Corillian Voyager and Voyager SE as the solutions of choice for Internet finance. To achieve this objective, we intend to pursue the following strategies:

    Increase Market Share.  To date, we have focused our sales and marketing efforts to target the largest financial service providers. We intend to continue targeting large, industry-leading financial service providers by increasing our sales and marketing efforts and expanding internationally. We have successfully developed other markets, including small to mid-size financial institutions, insurance companies and brokerages, and we intend to continue to focus our efforts on expanding our penetration of these markets. For example, we recently introduced Voyager SE to target small to mid-size financial institutions.

    Increase International Sales.  As the Internet adoption rate accelerates internationally, we believe international financial services will rapidly follow the transformation seen in the United States. We believe significant international market demand will exist for Internet finance solutions as financial institutions in Europe and Asia, in particular, move to deliver services on the Internet. In 2000, we opened an office in London, England to serve as the headquarters for our international expansion and signed our first European customer, Eurobank. We intend to devote significant resources to develop international markets, both through direct sales channels and indirect sales partners.

    Expand Breadth of Product and Service Offerings.  Our current financial applications include features for Internet banking, electronic bill presentment and payment, interfacing with personal finance managers through the Open Financial Exchange data standard, small business banking, data aggregation and access to wireless devices like the Palm VII. We intend to expand our product offerings to include new features, such as wealth management.

    Leverage and Expand Strategic Relationships.  We intend to leverage our relationships with leading systems integrators and value-added resellers to extend our reach and provide our customers with more comprehensive, customized solutions. We intend to continue to expand and build additional relationships with key systems integrators and value-added resellers. In addition, we believe that forging relationships with key technology vendors is critical to delivering a comprehensive solution to financial service providers. Our existing strategic partners include Microsoft, Compaq, Unisys, Yodlee, PricewaterhouseCoopers and 724 Solutions. We intend to develop additional relationships to expand the scope of our functionality, and for co-marketing and distribution purposes.

    Collaborate with Technology Leaders.  Our products and services adhere to existing industry standards and have been designed to meet the openness and scalability required of Internet solutions. We will continue to collaborate with companies to develop new technologies and to encourage the adoption and implementation of universal standards that can foster and simplify the exchange of financial information through the Internet. We intend to continue investing in research and development to meet the needs of our customers as they evolve their Internet offerings.

Products and Services

    Our solutions enable financial institutions, Internet portals and other Internet financial service providers to offer their customers a variety of financial services over the Internet, including Internet banking, electronic bill presentment and payment and data aggregation. We also offer a variety of services to support our customers throughout the process of implementing and maintaining our solutions.

Voyager- The Operating System for eFinance™

    Corillian Voyager.  Corillian Voyager is a software platform upon which we have built a menu of applications, all of which we can provide on a hosted basis or which can run on our customers' premises. Corillian Voyager has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than 3.5 million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication, Open Financial Exchange for financial transactions, and Microsoft's Distributed interNet Applications Architecture for Financial Services for interoperability. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet-connected point-of-presence.

    Voyager Special Edition.  Our recently-introduced Voyager Special Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Voyager SE applications include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard. Voyager SE can be connected to a variety of host systems in as little as 60 to 90 days and involves less customization than Corillian Voyager. Voyager SE is hosted in Corillian's state-of-the-art data center in Oregon.

Applications for eFinance

    Consumer Banking.  Our Consumer Banking application enables financial institutions to offer their retail customers secure, real-time access to transactional banking services through the Internet. These services can be delivered to the desktop or accessed by wireless devices. Internet users can receive their consolidated account information and transaction history and conduct financial transactions, such as transfers and loan payments, over the Internet 24 hours a day, seven days a week. The financial institutions can choose standard browser-based user interfaces or more customized Internet templates and online screens.

    Electronic Bill Presentment and Payment.  Our Electronic Bill Presentment and Payment application enables financial service providers to offer their customers electronic bill payment services and to deliver bills to their customers through a standard Internet page, through supported personal finance management software, such as Quicken or Microsoft Money, or as a digital image of a scanned paper bill. A financial service provider can choose to deliver its own bills, the bills of direct billing businesses, or the bills of third party bill presentment providers, such as CheckFree. By consolidating all bill presentment and payment options, our solution enables Internet users to pay bills in the same program where they do most of their financial transactions. This application also enables financial institutions to extend their product and service features for their customers and to present bills on behalf of their business customers.

    Open Financial Exchange Publishing.  Our OFX Publishing application enables financial institutions to offer their customers the ability to integrate their financial information with personal financial management software, such as Quicken, QuickBooks and Microsoft Money, or Internet portals such as Yahoo! Finance and MSN MoneyCentral. Each of our solutions was designed using the Open Financial Exchange data standard. This data specification streamlines the process financial service companies must employ to connect with financial data centers and to interface with personal financial management software.

    eCRM.  Our eCRM application provides financial institutions with the tools to gather, organize and capitalize on information collected within the Voyager system and to monitor and administer other applications in the Voyager system. Using this application, financial institutions can generate comprehensive reports regarding the financial transactions of their customers, view Internet usage, track new customer additions and manage targeted advertising campaigns. Advertisements can be customized using customer profile information gathered from the financial institutions' data system and from data derived from customer usage of the Voyager system. For example, a financial institution can segment customers who have a balance of $10,000 or greater in a savings account, pay three credit cards online, and have a high profitability index, and establish a targeted marketing campaign for selling certificates of deposit to these customers. Our application can react immediately to customer profile changes and terminate messages to customers who have already purchased the marketed product.

    Small Business Banking.  Our Small Business Banking application enables financial institutions to offer their small business customers secure, real-time access to account history and the ability to conduct cash management functions through an Internet browser or accounting packages like

QuickBooks. Businesses can control access to business banking and account features to provide financial and audit controls for their staff and can reconcile accounts instantly.

    Corillian OneSource.  Our Corillian OneSource application enables a financial institution to control and enhance its data aggregation offering. Data aggregation allows a financial institution to acquire and aggregate financial information from different banks, brokerages and other financial service providers and deliver this content to its customers through its website. Using our application, a financial service provider can control elements of the data aggregation process itself, supplement the content provided by data aggregation service providers, such as Yodlee, with content acquired through the OFX data standard and enhance the presentation of aggregated content for its customers. As a result, a financial institution's customer can see all of his or her financial information from different accounts in one place in a comprehensive and feature-rich manner and only needs to remember one login identification name and password to access all of this financial information.

    Certified Solutions.  We seek to provide our customers with a comprehensive solution for their Internet finance initiatives. Our products adhere to existing industry standards and have been designed using open standards so that they can integrate with the products developed by third parties. Voyager-Certified Solutions are software packages developed by our technology partners for integration into the Corillian Voyager platform. Voyager-Certified Solutions include applications such as the Wireless Finance application, the Corporate Banking application and the Data Aggregation application and are offered through partnerships with companies such as 724 Solutions, Politzer & Haney and Yodlee. These solutions are put through the rigors of our certification testing, so our customers are able to seamlessly integrate best-of-breed solutions into their Internet platforms.

Professional Services

    We offer a package of professional services designed to fulfill our customers' needs throughout the process of product design, implementation and operation. Our services include:

    Implementation Services.  Our implementation services begin during the pre-sales stage. Our implementation experts perform an analysis of a potential customer's product requirements and determine how these products can best be integrated with the customer's existing host infrastructure. We then develop a site survey and a project plan recommendation. Once we are chosen to install our applications, our professional service team works with the customer to ensure that every solution is integrated with the customer's existing financial transaction system for delivery over the Internet. If necessary, we write custom interfaces to handle transaction requests, validate those requests and convert them to a standard format for Internet-based presentation or to the Open Financial Exchange format for delivery to personalized financial management software. We also customize our Internet templates to provide our customers with a user interface that complements its brand recognition, design elements, color schemes and corporate logos. The implementation process is generally completed in 90 to 270 days, depending on the complexity of the project. The fees for our implementation services vary from project to project, depending on the size of the customer and the products and services selected by the customer.

    Hosting Services.  We offer hosting services to our customers that prefer to have us handle all of their Internet-based financial systems. Under this service option, the Corillian Voyager servers reside at our managed facility, and our staff monitors and maintains the servers. Our services include weekly log auditing, installation and configuration of servers, and staff to help our customers manage system performance and daily operations. For Corillian Voyager customers, we charge a monthly hosting fee that varies based on the number of users of the hosted site. Hosting is included in all Voyager SE sales, and the hosting fees are included in the monthly fees we charge for this product.

    Consulting Services.  By consulting with our staff, our customers can select and design an electronic commerce strategy. In addition to consulting with our customers on the range of products and services available to them, we help our customers with product and Internet site design. For customers that lack in-house network security professionals, we help develop the appropriate network and security protection features to ensure a secure system.

    Support Services.  We offer several levels of technical and maintenance support for our customers. These levels are designed to meet our customers' needs and those of their customers. Our support fees vary based on which level of support the customer selects. In addition to technical support, we provide annual maintenance support for each customer. These maintenance services entitle the customer to updates and modifications of our solutions.

    Training Services.  We make available to our customers a variety of training services and supporting materials to help them use our applications. All courses are led by our staff and can be conducted at either a customer's location or at our headquarters.

Customers

    We target large financial institutions, financial portals and other financial service providers that are seeking scalable, reliable and advanced solutions that enable them to offer Internet-based financial services. We have provided our solutions primarily to two major industry groups—large financial institutions (primarily banks) and large credit unions. In 2000, Bank One represented approximately 24% of our consolidated revenue. As of December 31, 2000, our customers included:

Banks	Credit Unions	Other Financial Service Providers
1st WebBank Direct	Desert Schools	eBanc
Alberta Treasury Branches	Educational Community	Intuit's Quicken.com
AmSouth Bank	First Technology	MSN's MoneyCentral
Banknorth	Founders Federal	National Discount Brokers
Bank of Stockton	HP Employees Federal
Bank One	Hughes Aircraft Employees Federal
Capitol Federal Savings Bank	Credit Union West
Chase Manhattan Bank	Meriwest
Citibank	Mission Federal
Community First Bancshares	Provident Federal
Downey Savings & Loan	Royal
Eurobank	Sandia Labs Federal
Hibernia Bank	State Employees
Huntington National Bank	Suncoast Federal
International Bank of Commerce	Tech Federal
Lehman Brothers Bank	Tennessee Valley
M&T Bank	United Airlines
Mercantile Bankshares	University of Wisconsin
Sanwa Bank	Vista Credit
Suncorp Metway
SunTrust Bank
Wachovia Bank

Systems and Technology

The Voyager System

    The Voyager application server is a scalable platform that uses a three-tiered architecture, connecting end-users to the existing host systems of financial institutions. Voyager routes and validates requests, formats transaction responses and stores and forwards bill payment instructions.

    The three layers of the Voyager application server each have a specific functional focus. The Web Server layer is responsible for presentation interaction with the customer, handling hyper-text mark-up language to the browser, or the Open Financial Exchange data standard to the connected financial software or wireless device. The Transaction Processor layer controls the business logic for the user's request, directs the request to the appropriate host target, and assembles the results. The Host Server layer interprets and formats the transaction for the existing host system, then analyzes and returns the data fields from the response. Optional applications provide incremental services, such as batch processing of bill payment transactions or collection of electronic bills.

Corillian Technology

    Our systems are designed to provide real-time data acquisition, processing and presentation for applications used to offer Internet-based financial services. Specific components and features of the technology we use to provide these benefits include:

  •
  Scalable Framework. Each of the layers of the Voyager application server is a software component that can be replicated within the Voyager configuration for redundancy and scalability. By adding an incremental component, work is distributed among servers across a network. Internal load balancing is managed by the Voyager Transaction Request Broker, a transaction monitor technology.

  •
  Flexible Interfaces. Our solutions are designed to integrate with virtually any existing host system, providing a means for financial service providers to easily bring existing applications to the Internet. Our host server technology allows multiple simultaneous access to different existing and third party systems. In addition, browser interfaces are customizable in form and function, allowing the financial service provider to display unique branding, advertising, and extended functionality.

  •
  Advanced Architecture. Our solutions use Microsoft's Distributed interNet Applications Architecture for Financial Services, a standards-based framework. This architectural standard allows our applications to interoperate with other application servers, such as teller and call center platforms and automated teller machine delivery systems.

  •
  Open Financial Exchange Data Standard. Our solutions employ the Open Financial Exchange data standard, which was developed by Microsoft, CheckFree and Intuit to provide a unified specification for the electronic exchange of financial data among financial institutions, businesses and consumers over the Internet. This data specification standardizes the connection to financial data centers and to personal financial management software. By using the Open Financial Exchange data standard, all financial information retrieved from a financial institution can be quickly downloaded to consumer software programs, such as Microsoft Money and Quicken.

Strategic Alliances and Partnerships

    We have marketing, technology, and resale alliances with a number of companies in the technology and financial services industries and will continue to pursue new alliances with additional companies within these industries. These alliances are intended to help us address new vertical markets and market segments and to enable us to provide our customers with access to additional resources and technology to enhance and customize our solutions. Some of our more significant strategic partners include:

724 Solutions

    In April 2000, we entered an agreement with 724 Solutions to establish a strategic relationship aimed at offering financial service providers a platform for mobile consumer Internet-based financial services using handheld devices.

CheckFree

    CheckFree designs, develops and markets services that enable consumers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. CheckFree is our primary partner for remittance processing and was a developer with Intuit and Microsoft of the Open Financial Exchange data standard. We have developed a number of Voyager interfaces to CheckFree systems.

Microsoft

    Microsoft is the publisher of the Windows NT platform, the Microsoft Money personal financial management program and the provider of the financial portal, MoneyCentral. Microsoft invited us to participate in the technical definition of Distributed interNet Applications Architecture for Financial Services, Microsoft's application interoperability architecture. We demonstrated the reference implementation of Distributed interNet Applications Architecture for Financial Services on stage at Microsoft's FinNet conference in October 1998 and work directly with the Microsoft Financial Desktop team in testing new Open Financial Exchange transaction sets for Microsoft Money. We are a vendor for Windows NT products and retain a seat on the Distributed interNet Applications Architecture for Financial Services work group.

NCR

    In February 2001, we entered into an agreement with NCR that provides for NCR to use the Corillian Voyager platform as its core consumer banking component for mid- to large-sized financial institutions. NCR is a leader in providing Relationship Technology™ solutions to customers worldwide in the retail, financial, communications, manufacturing, travel and transportation, and insurance markets. NCR will customize the Corillian Voyager software to allow financial institutions greater flexibility in delivering Internet financial services to their customers. NCR's Internet banking service is run in a managed server model from its secure and high availability data centers in Columbia, Maryland and Dallas, Texas.

PricewaterhouseCoopers

    In November 2000, we entered into an agreement with PricewaterhouseCoopers to collaborate on software development and systems integration for the financial services industry. PricewaterhouseCoopers is the world's largest professional services organization. As part of the agreement, PricewaterhouseCoopers will implement the Corillian Voyager platform to help financial institutions worldwide provide Internet finance-enabling products and services to their customers.

Unisys

    In January 2001, we entered into a reseller and integration agreement with Unisys. Unisys is a global full-service provider of financial services solutions, providing domain knowledge and expertise, front- to back-office software applications, innovative technology, and comprehensive services. Utilizing its systems integration experience and expertise, Unisys will sell, implement and support the Corillian

Voyager platform to help financial institutions worldwide provide Internet-based financial services their customers.

Yodlee

    In July 2000, we entered into an agreement with Yodlee to develop and market a product that integrates our Corillian Voyager platform with Yodlee's data aggregation service. Under the terms of the agreement, Corillian and Yodlee will jointly market and sell a new, integrated banking and aggregation solution to financial institutions in North America. The bundled offering utilizes our expertise with the OFX data standard and Yodlee's industry-leading data aggregation platform. The service can either be deployed on a hosted basis by Yodlee or through our Corillian Voyager platform.

Sales and Marketing

    We sell our software and services primarily through our direct sales organization. As of December 31, 2000, our sales force consisted of 24 personnel operating worldwide. Our direct sales efforts have historically been focused on domestic financial service providers, such as banks, insurance companies and credit unions, but in the third quarter of 2000, we increased our focus on international financial service providers. We complement our direct sales efforts through joint sales and marketing arrangements with Internet-based technology vendors, such as Unisys and NCR.

    Our sales process features a multi-tiered approach that requires the involvement of our field sales personnel, our technical professionals and members of our senior management. Our sales process simultaneously targets senior business executives, personnel responsible for Internet-based initiatives and systems engineers. We employ this multi-leveled approach to accelerate the purchasing cycle. For Voyager SE, which is targeted at small to mid-sized financial institutions, we rely on a combination of telemarketing, Internet-based marketing and direct sales.

    Our products are complex, and sales and implementations can be delayed due to our customers' procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, our sales cycle can vary significantly and typically ranges from three to nine months.

Research and Development

    As of December 31, 2000, our product development staff consisted of 59 engineers. Their development efforts are focused on:

  •
  Enhancements to Existing Products and Services. We continue to update and modify our solutions to enhance quality, performance and scalability, to extend functionality to address our customers' changing needs, and to take advantage of improved technology within our industry.

  •
  Developing New Products and Services. We are working to expand our product and service offerings. We intend to expand our product offerings to include new retail functions, such as wealth management.

  •
  Participating in Technology Testing and Collaboration. We have participated in the development of industry data standards and will continue to collaborate with companies to develop new technologies and to encourage the adoption and implementation of open standards that can foster and simplify the exchange of financial information through the Internet.

Competition

    The market for providing solutions to the Internet financial services industry is highly competitive, and we expect that competition will intensify in the future. We compete with a variety of companies in various segments of the Internet-based financial services industry, and our competitors vary in size and in the scope and breadth of the products and services they offer. In the area of Internet consumer banking, we primarily compete with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1, Financial Fusion (a division of Sybase) and Brokat. Within this market segment, we also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM's WebSphere. In addition, vendors such as Digital Insight, FundsXpress, nFront, Online Resources and Communications and Virtual Financial, who primarily target community financial institutions, occasionally compete with us for large financial institutions and compete with us regularly for smaller financial institutions. Several of the vendors offering data processing services to financial institutions, including EDS, Fiserv, Jack Henry and M&I Data Services, offer their own Internet banking solutions. Local competition for Internet consumer banking services is provided by many smaller Internet service outsourcing companies located throughout the United States. Our primary competition for providing the business banking services that financial institutions offer their commercial customers are vendors of cash management systems for large corporations such as ADP, Brokat and Magnet.

    Our applications also compete with companies that offer solutions with similar functionality to our solutions, such as Broadvision and Vignette for targeted marketing solutions and Just-in-Time for electronic bill presentment and payment solutions. We also compete with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial institutions, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings.

    We also face competition from our customers and potential customers who develop their own Internet finance solutions. Rather than purchasing Internet finance solutions and services from third-party vendors, our customers and potential customers could develop, implement and maintain their own services and applications. We give no assurance that these financial service providers will perceive sufficient value in our products and services to justify investing in them.

    We believe that our ability to compete successfully depends upon a number of factors, including:

  •
  our market presence with financial service providers;

  •
  the reliability, scalability, security, speed and performance of our solutions and services;

  •
  the comprehensiveness, ease of use and service level of our products and services;

  •
  our ability to continue to interface with financial service providers and their technology;

  •
  our pricing policies and the pricing policies of our competitors and suppliers;

  •
  the timing of introductions of new products and services by us and our competitors; and

  •
  our ability to meet our customers' expectations.

    We expect competition to increase significantly as new companies enter our market and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and more products than us. For example, in the past two years, S1 acquired Edify, F.I.C.S. and QUp, and Digital Insight acquired nFront.

Intellectual Property

    Although we believe our success is more dependent upon our technical expertise than our proprietary rights, our future success and ability to compete is dependent in part upon our proprietary technology. We have received registrations for Corillian and our logo as our trademarks. We have filed applications to register Corillian Voyager and Corillian OneSource as our trademarks and have registered corillian.com as a domain name. None of our technology is patented, but we have established an internal patent team of engineers and in-house counsel to monitor and evaluate as part of the new product development cycle our technologies and business methods for patentability.

    We rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We require all of our employees to sign an assignment of patents and inventions agreement and generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We do not assure you that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We also do not assure you that we will not infringe upon the intellectual property rights of third parties.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. The costs of defending our proprietary rights or claims that we infringe third-party proprietary rights may be high.

Government Regulation

    Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as our solutions. We believe our business does not currently subject us to any of these rules or regulations that would adversely affect our business. However, these rules and regulations are new and may be interpreted to apply to our business in a manner that could make our business more onerous or costly.

    As the Internet continues to evolve, we expect federal, state and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services.

    If enacted or deemed applicable to us, some laws, rules or regulations applicable to financial service activities could render our business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Our customers must ensure our services and related products work within the extensive and evolving regulatory requirements applicable to them. We may become subject to direct regulation as the market for our business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting our customers' businesses, could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

    A number of proposals at the federal, state and local level and by the governments of significant foreign countries would, if enacted, expand the scope of regulation of Internet-based financial services and could impose taxes on the sale of goods and services and other Internet activities. Any development that substantially impairs the growth of the Internet or its acceptance as a medium for transaction processing could have a material adverse effect on our business, financial condition and operating results.

Employees

    As of December 31, 2000, we had a total of 385 employees, including 180 in operations, 21 in marketing, 64 in sales, 63 in technology and 57 in general and administration. None of our work force is unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

    You should carefully consider the following factors regarding forward-looking statements and other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We have a limited operating history and are subject to the risks that our solutions are not adopted by financial service providers or used by consumers.

    We were incorporated in April 1997. Accordingly, we have a limited operating history with which you can evaluate our business and prospects. Our business is new and will not be successful unless consumers adopt wide usage of Internet-based financial services and financial service providers choose our solutions to deliver those services. In addition, our prospects must be considered in light of the risks and uncertainties encountered by early stage companies in new and rapidly evolving markets such as the Internet-based financial services market.

We have a history of losses, we expect to continue to incur losses and we may not achieve or maintain profitability.

    We may never generate sufficient revenues for profitability. We have incurred substantial net losses in every quarter since we began operations, and we expect that we will continue to lose money at least through 2002. We incurred net losses of $33.3 million in 2000, and as of December 31, 2000, we had an accumulated deficit of $46.5 million. In addition, we plan to increase our operating expenses to expand our sales and marketing operations and professional services organizations, develop new products, expand internationally and continue to build our operational infrastructure. As a result, we expect to incur significant operating losses on a quarterly and annual basis for the foreseeable future.

Our quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of our common stock to decline.

    Our quarterly operating results have varied in the past and we expect they will continue to vary from quarter to quarter in the future. In future quarters, our operating results may be below the expectations of public market analysts and investors, which could cause the price of our common stock to decline. In addition, we have difficulty predicting the volume and timing of orders and recognize a substantial portion of our revenues on a percentage completion of contract basis. Any delays in closing orders or implementation of products or services can cause our operating results to fall substantially short of anticipated levels for any quarter. As a result of these and other factors, we believe period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance.

Our products' lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

    The sale and implementation of our products and services are often subject to delays because of our customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, the time between the date of initial contact with a potential customer and the execution of a contract with the customer typically ranges from three to nine months. In addition, our prospective customers' decision-making processes require us to provide a significant amount of information to them regarding the use and benefits of our products. We may expend substantial funds and management resources during a sales cycle and fail to make the sale.

If we do not develop international operations as expected or fail to address international market risks, we may not achieve anticipated sales growth.

    To increase our revenues, we are pursuing international sales opportunities and have opened an international office. International expansion of our business may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally. We will need to develop international sales, professional services and support organizations, and we will need to form additional relationships with partners worldwide. These activities require significant investments of time and capital from us. If we are unable to develop international operations and international sales on a timely basis or at all, we may not achieve anticipated sales growth, gross margins or operating results.

    If we are successful in developing international sales, we will be subject to a number of risks associated with international operation, including:

  •
  longer accounts receivable collection cycles;

  •
  expenses associated with localizing products for foreign markets;

  •
  difficulties in managing operations across disparate geographic areas;

  •
  difficulties in hiring qualified local personnel;

  •
  foreign currency exchange rate fluctuations;

  •
  difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; and

  •
  unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

If we fail to address these risks, our business may be adversely affected.

We may not achieve anticipated revenues if we do not successfully introduce new products or develop upgrades or enhancements to our existing products.

    To date, we have derived substantially all of our revenues from licenses and professional and support services related to Corillian Voyager and its related applications. We expect to add new products by acquisition, partnering or internal development and to develop enhancements to our existing products. New or enhanced products may not be released on schedule and may not achieve market acceptance. New products or upgrades to existing products may contain defects when released, which could damage our relationship with our customers or partners and further limit market acceptance of our products and services. If we are unable to ship or implement new or enhanced products and services when planned, or fail to achieve timely market acceptance of our new or enhanced products and services, we may lose sales and fail to achieve anticipated revenues.

If our implementation partners or we do not effectively implement our solutions at financial service providers' facilities, we may not achieve anticipated revenues or gross margins.

    Our solutions are complex and must integrate with complex data processing systems at our customers' facilities. Implementing our solutions at these facilities is a lengthy process, generally taking between 90 and 270 days to complete. We rely on a combination of internal implementation teams and outsourced implementation teams for this process. If these teams encounter significant delays in implementing our solutions for a customer or fail to implement our solutions effectively or at all at a customer's facility, we would not be able to recognize revenue from our contract with that customer and may incur monetary damages or penalties.

If our solutions do not integrate effectively with applications developed by third parties, we may not achieve anticipated revenues.

    A significant aspect or our strategy involves allowing applications developed by third parties to integrate with our solutions. If we are not successful in developing and maintaining our solutions so that they can integrate with third-party applications, we may not be successful in marketing our solutions to financial service providers or in partnering with key application providers in our industry. For example, we entered into agreements with 724 Solutions and Yodlee.com to integrate their solutions with our Corillian Voyager platform. If we do not successfully integrate the solutions and services of these and other partners, we may not achieve anticipated revenue.

The market for Internet-based financial services has only recently begun to develop, and if consumers do not widely use Internet-based financial services, our business could be harmed.

    We cannot predict the size of the market for Internet-based financial services, the rate at which that market will grow, or whether consumers will widely accept Internet-based financial services such as those enabled by our products. Any event that results in decreased consumer use of financial services in general and Internet-based financial services in particular could harm our business. We expect to continue to depend on Internet-based financial products and services for substantially all of our revenues in the foreseeable future. However, the market for Internet-based financial services has only recently begun to develop. Critical issues concerning commercial use of the Internet for financial services—including security, reliability, ease and cost of access, and quality of service—are still evolving. Changes in economic conditions and unforeseen events, including recession, inflation or other adverse occurrences, may result in a decline in the use of financial services in general, and less consumer demand for Internet-based financial products and services in particular, each of which could have a material adverse effect on our business.

Competition in the market for Internet-based financial services is intense and could reduce our sales and prevent us from achieving profitability.

    The market for Internet-based financial services is new, intensely competitive, highly fragmented and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share for our products and services.

    We compete with a number of companies in various segments of the Internet-based financial services industry, and our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors for software platforms designed to enable financial institutions to offer Internet-based financial services, both domestically and internationally, include S1, Digital Insight, Financial Fusion, Online Resources and Communications and Brokat. We also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM's WebSphere. Within this segment of our industry, many companies are consolidating, creating larger competitors with greater resources and a broader range of products.

    Some of our applications also compete with companies that offer solutions with similar functionality to our solutions, such as Broadvision and Vignette for targeted marketing solutions, Just-in-Time for electronic bill presentment and payment solutions, and Yodlee for aggregated financial data solutions. We also compete with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, our customers may develop competing products. For example, a bank or brokerage may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions, including

EDS, Fiserv, Jack Henry and Metavante (a division of M&I Data Services), also offer Internet banking solutions that compete with our solutions.

    Many of our competitors and potential competitors have a number of significant advantages over us, including:

  •
  a longer operating history;

  •
  more extensive name recognition and marketing power;

  •
  preferred vendor status with our existing and potential customers; and

  •
  significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

    Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

A small number of customers account for a substantial portion of our revenues in each period; our business could suffer if we lose customers or fail to add additional customers to our customer base.

    We derive a significant portion of our revenues from a limited number of customers in each period. Accordingly, if we fail to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenues would be adversely affected. In 2000, Bank One accounted for approximately 24% of our consolidated revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each quarter in the foreseeable future. If a customer terminates a Voyager contract with us early, we would lose ongoing revenue streams from annual maintenance fees, hosting fees, professional service fees and potential additional license and service fees for additional increments of end users and for other Voyager applications.

If we do not successfully integrate the operations of Hatcher Associates Inc. with our operations, our financial results may suffer.

    In November 2000, we acquired Hatcher Associates Inc. and renamed the company Corillian Services, Inc. This acquisition poses certain risks to our operations, including:

  •
  problems combining the purchased operations;

  •
  problems integrating the business model of Corillian Services with ours;

  •
  unanticipated costs;

  •
  diversion of management's attention from our core business; and

  •
  potential loss of key employees.

    Corillian Services, Inc. will continue to implement consumer banking software platforms under third party contracts, one of which is with Corillian Corporation. All of these contracts allow the third parties to terminate the contracts upon as little as 30-days notice. If a Corillian Services, Inc. customer terminates its contract, Corillian Services, Inc. may not be able to replace that customer's business. Consequently, the consolidated financial results of Corillian Corporation may suffer.

A substantial number of shares of our common stock will become eligible for sale in April 2001, and if a significant number of these shares are sold in the public market, our stock price may decline.

    In April 2000 we issued 2,625,000 shares of our common stock and a warrant for 250,000 shares of our common stock to several investors in a private placement that occurred concurrently with our initial public offering. All of these shares will become eligible for sale under Rule 144 of the Securities Act of 1933, as amended, in April 2001. In connection with our acquisition of Hatcher Associates Inc. in November 2000, we agreed to register up to 1,325,963 shares of our common stock on a short-form registration statement on Form S-3 under the Securities Act of 1933, as amended, shortly after April 12, 2001 and no later than April 30, 2001, subject to our right to delay the filing of this registration statement for up to 90 days if it would interfere with a material transaction for us, such as a financing or acquisition. We are not required to conduct an underwritten offering for the former shareholders of Hatcher Associates Inc. We will be required to keep this registration statement effective until the earlier of (i) six months from the effective date of the registration statement, (ii) November 24, 2001, or (iii) the completion of the distribution of the shares registered.

Consolidation in the financial services industry could reduce the number of our customers and potential customers.

    As a result of the mergers and acquisitions occurring in the banking industry today, some of our existing customers could terminate their contracts with us and potential customers could break off negotiations with us. An existing or potential customer may be acquired by or merged with another financial institution that uses competing Internet-based financial products and services or does not desire to continue the relationship with us for some other reason, which could result in the new entity terminating the relationship with us.

    In addition, an existing or potential customer may be acquired by or merged with one of our existing customers that licenses our products under a contract with more favorable terms and that can be applied to the acquired customer's business operations. This may result a reduction in our anticipated revenue from the acquired customer.

We may not be able to recruit or retain qualified personnel or integrate qualified personnel into our organization.

    If we are unable to hire and retain additional qualified personnel, or if newly hired personnel fail to develop the necessary skills or to reach anticipated productivity levels, we may not be able to increase sales of our products or expand our business. Our success depends on our ability to attract and retain additional qualified personnel in engineering, marketing, professional services and sales. Competition for these types of personnel is intense, and these types of personnel may be in limited supply in the area where our principal offices are located.

If we lose key personnel, we could experience reduced sales, delayed product development and diversion of management resources.

    Our success depends largely on the continued contributions of our key management, technical, sales and marketing and professional services personnel, many of whom would be difficult to replace. If one or more members of our key employees were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources. We do not have employment agreements with our senior managers or other key personnel. We maintain "key person" life insurance in the amount of $2.0 million on our Chief Executive Officer, but this amount likely would be inadequate to compensate us for the loss of his services.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

    We have considered strategic acquisitions in the past and in the future may acquire or make investments in complementary companies, products or technologies. We may not be able to successfully integrate these companies, products or technologies. In connection with these acquisitions or investments, we could:

  •
  issue stock that would dilute our current shareholders' percentage ownership;

  •
  incur debt and assume liabilities; and

  •
  incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs.

Future acquisitions also could pose numerous additional risks to our operations, including:

  •
  problems combining the purchased operations, technologies or products;

  •
  problems integrating the business models of acquisition targets with ours;

  •
  unanticipated costs;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  entering markets in which we have no or limited prior experience; and

  •
  potential loss of key employees, particularly those of the purchased organization.

If we become subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

    Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend, divert our management's attention, or cause product delays. We expect that software product developers and providers of Internet-based financial services will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property.

    On March 20, 2000, S1 Corporation, one of our competitors, filed a patent infringement lawsuit against us. According to the complaint filed by S1, S1 claims that we are infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting us from infringing its patent, a court order requiring us to recall all copies of our software that infringe its patent, an award of unspecified monetary damages and attorneys' fees and costs. We believe, based on discussions with our patent counsel, we do not infringe any valid claims of this patent. We intend to vigorously contest S1's claims. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm our business and our financial condition.

    In April 2000, KeyBank National Association brought a lawsuit against one of our employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and used trade secrets of KeyBank in performing work for us. We investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing services for us. We continue to employ this employee. In January 2001, KeyBank named us as a party to the lawsuit, alleging that we used KeyBank's trade secrets and confidential information in performing work for some of our customers. KeyBank is seeking an injunction and unspecified monetary damages. We filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that we disclosed to KeyBank when we shared our technology with them in November 1998. We are seeking an injunction and unspecified monetary damages. We intend to vigorously contest KeyBank's claims and pursue our counterclaim.

We may incur substantial losses from non-operating activities, such as our minority investments in other companies, or lose the entire amount we have invested in other companies.

    In the second quarter of 2000, we made a $3.0 million minority investment in e-Banc, LLC, a Delaware limited liability company. We may be required to contribute an additional $1.0 million in June 2001. Under applicable accounting rules, our proportionate share of any losses incurred by e-Banc will be reflected on our statement of operations as a loss from non-operating activities. These losses may be substantial. During fiscal 2000, we incurred $418,000 in losses from non-operating activities as a result of our investment in e-Banc. In addition, e-Banc is a new company and has no customers or products in market at this time. We may lose a portion or all of our investment in e-Banc.

    We may in the future make similar investments in other companies. These investments could result in additional losses for us.

New technologies could render our products obsolete.

    If we are unable to develop products that respond to changing technology, our business could be harmed. The market for Internet-based financial services is characterized by rapid technological change, evolving industry standards, changes in consumer demands and frequent new product and service introductions. Advances in Internet technology or in applications software directed at financial services could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable. Our Voyager solutions were designed to run on servers using the Windows NT operating system. If a new software language or operating system becomes standard or is widely adopted in our industry, we may need to rewrite portions of our products in another computer language or for another operating system to remain competitive.

Defects in our solutions and system errors in our customers' data processing systems after installing our solutions could result in loss of revenues, delay in market acceptance and injury to our reputation.

    Complex software products like ours may contain undetected errors or defects that may be detected at any point in the life of the product. We have in the past discovered software errors in our products. After implementation, errors may be found from time to time in our new products or services, our enhanced products or services, or products or services we resell for strategic partners, such as Yodlee's data aggregation service. These errors could cause us to lose revenues or cause a delay in market acceptance of our solutions or could result in liability for damages, injury to our reputation or increased warranty costs.

Restrictions on export of encrypted technology could cause us to incur delays in international sales.

    Our software uses encryption technology, the export of which is regulated by the United States government. If the United States adopts new legislation restricting export of software and encryption technology, we may experience delay or reduction in shipment of our products internationally. Existing or future export regulations could limit our ability to distribute our products outside of the United States. We cannot effectively control the unauthorized distribution of software across the Internet.

Our products and services must interact with other vendors' products, which may not function properly.

    Our products are often used in transaction processing systems that include other vendors' products, and, as a result, our products must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary modifications could cause us to incur significant expenses.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

    Since our products are used to deliver services that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers. Product liability litigation arising from these errors, defects or problems, even if it were unsuccessful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in our license agreements.

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

    Our future success and ability to compete depends in part upon our proprietary technology, but our protective measures may prove inadequate to protect our proprietary rights. We rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. None of our technology is patented. We have applied for, but have not yet obtained, federal trademark registration for some of our marks. If we do not receive approval for registration of these marks, or our other important trademarks, we may be unable to use these marks without restriction or prevent others from using these marks.

    Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect the use of our products will become more difficult to monitor if we increase our international presence. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our intellectual property rights is expensive, could cause the diversion of our resources and may not prove successful. If we are unable to protect our intellectual property, we may lose a valuable competitive advantage.

Increasing government regulation of the Internet and the financial services industry could limit the market for our products and services, impose on us liability for transmission of protected data and increase our expenses.

    Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as our solutions. We believe our business does not currently subject us to any of these rules or regulations that would adversely affect our business. However, these rules and regulations are new and may be interpreted to apply to our business in a manner that could make our business more onerous or costly.

    As the Internet continues to evolve, we expect federal, state and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services.

    If enacted or deemed applicable to us, some laws, rules or regulations applicable to financial service activities could render our business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Our customers must ensure our services and related products work within the extensive and evolving regulatory requirements applicable to them. We may become subject to direct regulation as the market for our business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting our customers' businesses, could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

    A number of proposals at the federal, state and local level and by the governments of significant foreign countries would, if enacted, expand the scope of regulation of Internet-based financial services and could impose taxes on the sale of goods and services and other Internet activities. Any development that substantially impairs the growth of the Internet or its acceptance as a medium for transaction processing could have a material adverse effect on our business, financial condition and operating results.

Network or Internet security problems could damage our reputation and business.

    Unknown security risks may result in liability to us and also may deter financial service providers from purchasing our products and deter consumers of financial services from using our products or services. We rely on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data over the Internet. Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our Internet security measures inadequate. Someone who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing Internet sites that deliver our services, any of which could harm our business.

You should not rely on our forward-looking statements.

    This document contains forward-looking statements that involve risks and uncertainties that may cause our actual results to differ materially from any forward-looking statement. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could," "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described above, located in our registration statements and reports filed with the Securities and Exchange Commission, and contained in our press releases from time to time.

    We do not guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Item 2. Properties

    Our corporate headquarters are located in Hillsboro, Oregon. We lease approximately 122,000 square feet at our World Campus, and the lease for this space expires in October 2007. We lease approximately 7,300 square feet in London, England, which serves as our international headquarters. This is a five-year lease, but we have the right to terminate it at the end of each year. From time to time, we lease office space in foreign countries on a daily or weekly basis. We do not own or lease any other properties or facilities.

Item 3. Legal Proceedings

    On March 20, 2000, S1 Corporation, one of our competitors, filed a patent infringement lawsuit against us in the Northern District Court of Georgia. According to the complaint filed by S1, S1 claims that we are infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting us from infringing its patent, a court order requiring us to recall all copies of our software that infringe its patent, an award of unspecified monetary damages and attorneys' fees and costs. We believe, based on advice from our patent counsel, that we do not infringe any valid claims of this patent. We are vigorously contesting S1's claims. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm our business and our financial condition.

    In April 2000, KeyBank National Association brought a lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio against one of our employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and used trade secrets of KeyBank in performing work for us. We investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing services for us. We continue to employ this employee. In January 2001, KeyBank named us as a party to the lawsuit, alleging that we used KeyBank's trade secrets and confidential information in performing work for some of our customers. KeyBank is seeking an injunction and unspecified monetary damages. We filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that we disclosed to KeyBank when we shared our technology with them in November 1998. We are seeking an injunction and unspecified monetary damages. We intend to vigorously contest KeyBank's claims and pursue our counterclaim.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

    Our Common Stock is traded on the Nasdaq National Market under the symbol "CORI". Public trading of the Common Stock commenced on April 12, 2000. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported by the Nasdaq National Market:

Year ended December 31, 2000	High	Low
Second Quarter (from April 12, 2000)	$32.81	$6.88
Third Quarter	$18.00	$7.00
Fourth Quarter	$17.06	$9.38

    As of March 16, 2001, our common stock was held by an estimated 219 shareholders. Brokers and other institutions hold many of such shares on behalf of shareholders.

    We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

    The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (Registration Statement Number 333-95513), was April 12, 2000. The class of securities registered was Common Stock. The managing underwriters in the offering were Credit Suisse First Boston, Chase H&Q, Donaldson, Lufkin & Jenrette and Friedman Billings Ramsey.

    Pursuant to the Registration Statement, the Company registered and sold 4,600,000 shares of its Common Stock to an underwriting syndicate at an initial public offering price of $8.00 per share. Simultaneous with the closing of the initial public offering, the Company received an additional $21.0 million from the sale of 2,625,000 shares of Common Stock at $8.00 per share in private placements to 724 Solutions, Inc. ($7.0 million), Lehman Brothers Holdings Inc. ($7.0 million) and Huntington Bancshares Inc. ($7.0 million). Additionally, simultaneous with the closing of the initial public offering, Bank One Corporation purchased a warrant for 250,000 shares of Common Stock for approximately $1.4 million. This warrant was immediately exercisable and has a term of three years.

    We realized $54.7 million in proceeds from our initial public offering and concurrent private placement and warrant issuance, net of discounts, commissions and issuance costs.

    We have used, and continue to expect to use, the proceeds from the sale of Common Stock for general corporate purposes, including working capital. A portion of the proceeds may also be used to acquire or invest in complementary companies, product lines, products or technologies. Pending such uses, we have invested the net proceeds from the sale of Common Stock in investment grade, interest-bearing securities. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

Item 6. Selected Financial Data

    The following selected financial data and other operating information are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The tables shown below represent portions of our consolidated financial statements and are not complete. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated Financial Statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of the results of operations in future periods.

	Period From April 9, 1997 (date of inception) To December 31, 1997
		Year Ended December 31,
		1998	1999	2000
		(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$399	$3,393	$7,736	$30,853
Gross profit	81	1,499	1,085	8,354
Loss from operations	(1,423)	(1,927)	(10,393)	(35,169)
Net loss	(1,396)	(1,831)	(9,994)	(33,255)
Net loss per share:
Basic and diluted	$(0.38)	$(0.24)	$(1.37)	$(1.33)
Weighted average shares:
Basic and diluted	3,771	7,427	7,399	25,106
	December 31,
	1997	1998	1999	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$768	$290	$8,502	$49,150
Investments	—	—	10,357	—
Working capital (deficit)	424	(1,392)	16,976	41,299
Total assets	1,164	948	25,902	101,158
Debt and capital leases, long-term portion	—	—	177	5,265
Redeemable convertible preferred stock	—	—	31,501	—
Total shareholders' equity (deficit)	659	(1,165)	(11,706)	72,593

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The discussion in this report contains forward-looking statements that involve risks and uncertainties. Corillian's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors," included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expression, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

  Overview

    We license software and provide professional services to financial service providers, such as banks, brokerages, insurance companies and financial portals. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Our recently-introduced Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard

    Substantially all of our revenue is derived from licensing our software and performing professional services for our customers. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, we recognize revenues for licenses, implementation and custom engineering services using the percentage of completion method. Revenue relating to maintenance services is recognized ratably over the term of the associated maintenance contract. Revenues derived from training, hosting and consulting services are recognized as the services are performed. We generally license Voyager on an end user basis, with our initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, our software license requires the customer to pay us an additional license fee to cover additional increments of end users. For customers that provide us with significant strategic advantages, we have in the past and may in the future charge discounted license fees based on an unlimited number of end users.

    Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for software maintenance. Our cost of revenues also includes a royalty and purchases of equipment and materials. In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenues, up to a maximum of $1.75 million, which we have fully recognized and paid as of December 31, 2000. From time to time to accommodate specific customers, we resell equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the year in which the resale occurs.

    Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $46.5 million as of December 31, 2000. As we continue to grow our professional services, sales and marketing and research and development organizations and market our solutions both domestically and internationally, we anticipate that our cost of revenues and operating expenses will increase substantially in future quarters. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

    To date, our results of operations are substantially derived from operations in the United States. Customers who individually accounted for more than 10% of our revenue on a consolidated basis represented 47%, 32% and 24% of our total revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

    A key component of our strategy is to increase our international sales. 21 of the largest 25 financial institutions in the world are located outside of the United States, and industry sources estimate that by 2004 there will be 29.5 million consumers in Europe accessing retail banking services through electronic delivery channels, including the Internet and mobile phones. In the second quarter of fiscal 2000, we opened an office in London, England. As of December 31, 2000, we had 18 employees based outside of the United States.

  Acquisitions

    In November 2000, we acquired Hatcher Associates Inc. (Hatcher), a software integration, implementation and consulting company focused on applications for consumer banking. Under the terms of the Stock Purchase Agreement dated November 24, 2000, between Hatcher and Corillian, approximately 1.9 million shares of Corillian Common Stock were issued or reserved for issuance for all outstanding shares of Hatcher. Corillian also assumed outstanding options for 212,700 shares of the common stock of Hatcher, which converted into fully vested options for 41,581 shares of Corillian common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Hatcher have been included in Corillian's consolidated financial statements since the acquisition date. Of the total purchase price of $25.7 million, approximately $3.7 was allocated to tangible assets acquired, offset by approximately $1.4 million of liabilities assumed, and the remainder was allocated to intangible assets, including customer relationships of $2.6 million, workforce of $1.8 million and goodwill of $19.0 million. The estimate of fair value of the net assets acquired is based on an independent appraisal and management estimates. Goodwill and customer relationships will be amortized over their estimated useful lives of three years and workforce will be amortized over its estimated useful life of two years.

    In April 2000, Corillian issued an aggregate of 138,638 shares of our Common Stock to acquire InterTech Systems, Inc. (InterTech), a Minnesota corporation, which was a developer of data aggregation intellectual property and technology. Of the 138,638 shares of Corillian common stock issued, 69,319 of these shares are held in escrow for one year to secure the indemnification obligations of the InterTech shareholders. Following the provisions of SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed during 2000, Corillian recorded approximately $1.3 million in research and development expenses consisting of $1.1 million relating to the 138,638 shares issued to InterTech and $228,000 for consulting and other services relating to the acquisition in connection with the InterTech transaction.

  Results of Operations

    The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Year Ended December 31,
	1998	1999	2000
Revenue	100.0%	100.0%	100.0%
Cost of revenues	55.8	86.0	72.9

Gross profit	44.2	14.0	27.1

Operating expenses:
Sales and marketing	24.8	52.7	50.6
Research and development	39.9	40.9	44.0
General and administrative	36.3	42.2	26.3
Amortization of intangible assets	—	—	2.2
Amortization of deferred stock-based compensation	—	12.5	18.0

Total operating expenses	101.0	148.3	141.1

Loss from operations	(56.8)	(134.3)	(114.0)
Other income, net	2.8	5.1	6.2

Net loss	(54.0)%	(129.2)%	(107.8)%

  Comparison of Years Ended December 31, 1998, 1999 and 2000

  Revenue

    Revenues increased from $3.4 million for 1998, to $7.7 million for 1999, to $30.9 million for 2000. The increase in revenues each year was primarily due to sales to an increased number of customers, an increase in our average transaction size and an increase in the number of our professional services personnel working on projects. We believe that our customer growth resulted from greater market acceptance of our solutions. The operations of Corillian Services, Inc., which we acquired on November 24, 2000, contributed approximately $1.2 million to our consolidated revenue for 2000.

  Cost of Revenue

    Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for software maintenance. Cost of revenues increased from $1.9 million for 1998, to $6.7 million for 1999, to $22.5 million in 2000. Gross profit decreased as a percentage of revenues from 44.2% for 1998 to 14.0% in 1999 primarily due to two factors. First, we incurred higher than anticipated expenses for outsourced professional service providers as our professional services personnel focused their efforts on implementing more complex and customized solutions for a larger number of customers and addressing Year 2000 issues associated with third-party products. We increased the number of our professional services personnel from 10 at December 31, 1998 to 51 at December 31, 1999 to reduce the need for service outsourcing. Second, our customer contracts provided for a fixed implementation fee, which was less than the cost of the time and materials required to complete implementation of some of our more complex projects.

    Gross profit increased as a percentage of revenues from 14.0% in 1999 to 27.1% in 2000. The increase from 1999 to 2000 was primarily due to our shift to time and materials pricing in early 2000, the cessation of our royalty obligation during the third quarter of 2000 and our improved utilization of professional services personnel. We increased the number of our professional services personnel from 51 at December 31, 1999 to 180 at December 31, 2000 to increase our capacity to service a larger customer base. Many of these personnel have been utilized to provide maintenance and support services, but the number of our fully implemented projects have not been sufficient to generate significant maintenance and support revenues, resulting in negative gross margins on maintenance and support. We have also performed services under fixed implementation fee contracts that we entered into before 2000. Under some of these contracts, the implementation fee we charged was less than the cost of the time and materials required to complete full implementation. We now use a method of pricing for the implementation of our solutions that more accurately reflects the actual time and materials required to complete implementation.

    Although we expanded our internal professional services capacity through our acquisition of Hatcher Associates Inc. in November 2000, we anticipate that the growth of our customer base will cause us to continue to utilize outsourced service providers to perform implementation services on some of our projects. In the first quarter of 2000, we entered into agreements with several large contractors to provide professional services on some of our projects, and we expect to rely on a combination of these contractors and our expanded internal staff to service our growing customer base. The costs associated with outsourced service providers are greater than the costs of our internal staff; therefore, our gross profit is generally less on projects on which we use outsourced service providers rather than our internal staff.

    In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenue, up to a maximum of $1.75 million. Corillian recorded $294,000, $493,000 and $935,000 in royalty expenses for the years ended December 31, 1998, 1999 and 2000, respectively. We completed our requirements under the royalty agreement during 2000 and have paid the entire royalty obligation as of December 31, 2000.

  Operating Expenses

    Sales and Marketing Expenses.  Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $840,000 for 1998, to $4.1 million for 1999, to $15.6 million for 2000. The increase was primarily attributable to the expansion of our sales and marketing organization, and to a lesser extent, increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. We expect to continue to invest in our sales and marketing organizations both domestically and internationally to expand our customer base and increase brand awareness. We also anticipate sales and marketing expenses as a percentage of revenues will fluctuate from period to period in the near term depending on when new personnel are hired, the timing of new marketing programs and the levels of revenues recognized in each period. In fiscal 2000, we incurred direct sales and marketing expenses of $1.8 million for our sales and marketing personnel based outside of the United States.

    Research and Development Expenses.  Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of our products. Research and development expenses increased from $1.4 million for 1998, to $3.2 million for 1999, to $13.6 million for 2000. The increase over the prior year periods was primarily attributable to the expansion of our research and development organization, increased product development efforts and, to a lesser extent, increased costs of materials and equipment. The increase is also attributable to $1.3 million of expenses incurred during the second quarter of 2000 related to the acquisition of InterTech. We anticipate increased research and development expenses in the future as we hire additional engineering personnel and fund the development of new products and enhancements to existing products.

    General and Administrative Expenses.  General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses and other general corporate expenses. General and administrative expenses increased from $1.2 million for 1998, to $3.3 million for 1999, to $8.1 million for 2000. The increase from 1998 to 2000 was primarily attributable to the expansion of our general and administrative personnel from six at the end of 1998 to 31 at the end of 1999 to 57 at the end of 2000. The remaining increase was attributable to expenses necessary to support our growing operations. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company. In fiscal 2000, we incurred direct general and administrative expenses of $473,000 for our general and administrative personnel based outside of the United States.

    Amortization of Intangible Assets.  Amortization of intangible assets was $676,000 in 2000, reflecting amortization of customer relationships, workforce and goodwill acquired as part of our acquisition of Hatcher Associates Inc. in November 2000.

    Amortization of Deferred Stock-based Compensation.  We recorded deferred stock-based compensation of $3.8 million and $6.8 million in connection with stock options granted during 1999 and 2000, respectively. This amount represents the difference between the exercise price of stock options granted to employees and the fair value of our common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. For the years ended December 31, 1999 and 2000, amortization of deferred stock-based compensation was $967,000 and $5.6 million, respectively. We expect amortization of approximately $2.6 million, $1.2 million, $382,000 and $30,000 for fiscal years 2001, 2002, 2003 and 2004, respectively, related to these stock options.

  Other Income, Net

    Other income, net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income, net, increased from $96,000 in 1998, to $399,000 for 1999, to $1.9 million in 2000, mainly as a result of interest earned on increased cash and cash equivalents balances as a result of funds raised in our initial public offering in April 2000.

  Income Taxes

    No provision for federal and state income taxes was recorded for 1998, 1999 or 2000 because we had incurred net operating losses in each of those years.

    As of December 31, 2000, we had federal and state net operating loss carryforwards of $35.7 million and foreign net operating loss carryforwards of approximately $1.4 million that expire in various amounts beginning in 2012. We had net deferred tax assets, including our net operating loss carryforwards and tax credits, of $18.8 million as of December 31, 2000. A valuation allowance has been recorded for the net deferred tax asset balance as a result of uncertainties regarding the realization of the asset balance. See note 4 of the notes to the consolidated financial statements.

  Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through private sales of preferred stock and through common stock issued in our initial public offering and concurrent private placement. Our private sales of preferred stock had provided aggregate net proceeds of $31.4 million as of December 31, 2000. In April 2000, we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement which occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs.

    At December 31, 2000, we had $49.2 million in cash and cash equivalents consisting of cash, commercial paper and municipal bonds with original maturities less than 90 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $2.3 million was outstanding at December 31, 2000. In November 2000, we obtained a $5.0 million equipment line of credit with a financial institution of which $3.8 million was outstanding at December 31, 2000.

    Net cash used in operating activities was $8.6 million and $19.7 million for the years ended December 31, 1999 and 2000, respectively. Cash used in operations resulted primarily from net losses net of non-cash expenses including depreciation and amortization of deferred stock-based compensation and intangible assets, and increases in our accounts receivable and revenue in excess of billing, offset in part by growth in accounts payable, accrued liabilities and deferred revenue. During the year ended December 31, 2000, we paid the entire $1.75 million of our royalty obligation.

    Net cash used in investing activities was $13.1 million and $1.9 million for the years ended December 31, 1999 and 2000, respectively. Net cash used in investing activities in 2000 was primarily attributable to the purchases of property, plant and equipment of $8.5 million and our $3.0 million cash investment in e-Banc LLC, offset by net proceeds from the maturities and purchases of short-term investments of $10.4 million. Net cash used to acquire Hatcher Associates Inc. in November 2000 was $738,000. We may be required to contribute an additional $1.0 million to e-Banc LLC in June 2001. We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities.

    Net cash provided by financing activities was $30.0 million and $62.2 million for the years ended December 31, 1999 and 2000, respectively. Net cash provided by financing activities in 2000 consisted primarily of the net proceeds of $54.7 million from the issuance of common stock in our initial public offering, the private placement which occurred concurrently with the closing of our initial public offering and the issuance of a warrant to purchase 250,000 shares of common stock. We received proceeds of $6.8 million from borrowings under our line of credit arrangements. Additionally, we received proceeds of $753,000 and $726,000 for the issuance of common shares under stock options and the employee stock purchase plan, respectively. We made principal payments of $823,000 on long term debt and capital lease obligations.

    In May 2000, we entered into a lease for our new corporate headquarters, which is located in Hillsboro, Oregon and consists of approximately 122,000 square feet. The lease has a term of seven years, but we have the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, our monthly rent ranges from approximately $214,000 in the first year to approximately $244,000 in the seventh year.

    In January 2001, we entered into a lease for our new international corporate headquarters, which is located in London, England, and consists of approximately 7,300 square feet. This is a five-year lease, but we have the right to terminate it at the end of each year. Under the terms of this lease, we are obligated to pay approximately $488,000 per annum, with such rent paid in equal quarterly installments over the term of the lease. From time to time, we lease office space in foreign countries on a daily or weekly basis.

    We have no material financing commitments other than obligations under our line of credit facilities and operating and capital leases. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of our operations, both domestically and internationally. We believe our current cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to our shareholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned research and development and sales and marketing efforts, as well as the further development of our infrastructure.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  Foreign Exchange Rate Sensitivity

    We develop products in the United States and market our products and services in the United States, and to a lesser extent in Europe, Asia and Australia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenue is currently denominated in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

    We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in the United Kingdom and conduct transactions in the local currency. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

  Interest Rate Sensitivity

    At December 31, 2000, we had cash and cash equivalents of $49.2 million, which consist mainly of cash and highly liquid short-term commercial paper and taxable municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. Substantially all of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more significant revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be harmed.

Item 8. Financial Statements and Supplementary Data

    The following documents are filed as part of this report:

  1.
  Annual Financial Statements

    The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors' Report	F-1
Consolidated Balance Sheets as of December 31, 1999 and 2000	F-2
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000	F-4
Consolidated Statements of Cash Flow for the years ended December 31, 1998, 1999 and 2000	F-5
Notes to Consolidated Financial Statements	F-6
  2.
  Financial Statement Schedules

    Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statement notes thereto.

  3.
  Selected Quarterly Results of Operations

    The Selected Quarterly Results of Operations required by this Item 8 are included in note 12 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information called for by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

Item 11. Executive Compensation

    Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

Item 13. Certain Relationships and Related Transactions

    Information called for by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

PART IV

Item 14. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K

    (a)
    Documents filed as part of this Report:

    (1)
    Financial Statements

    All consolidated financial statements of the Company as set forth under Item 8 of this Report.

    (2)
    Financial Statement Schedules

    Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statement notes thereto.

    (3)
    Exhibits

    The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian's report on Form 8-K filed on December 7, 2000)
2.2
Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian's report on Form 8-K filed on December 7, 2000)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian's Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian's Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian's Form S-1, as amended, File No. 333-95513)
4.2	Form of Warrant Issued to Bank One

10.1	Corillian's Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.2	Corillian's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Corillian's Form S-1, as amended, File No. 333-95513)
10.3	Corillian's Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended March 31, 2000)
10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000
10.6	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001
10.7
Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian's Form S-1, as amended, File No. 333-95513)
10.8	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.9
Voyager License Agreement between Registrant and Wachovia Operational Services Corporation, dated December 21, 1999 (incorporated by reference to Exhibit 10.4 of Corillian's Form S-1, as amended, File No. 333-95513)
10.10
Employment Agreement, dated as of November 24, 2000, between Corillian Corporation and David Hatcher (incorporated by reference from Exhibit 10.10 of Corillian's report on Form 8-K filed on December 7, 2000)
10.11
Form of Severance Agreement with Ashok Sharma, Graham Rose, William Shrimpton, Gene Bates and Melvin Gevisser (incorporated by reference from Exhibit 10.11 of Corillian's report on Form 8-K filed on December 7, 2000)
10.12	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart
21.1	Subsidiaries of the Company
24.1	Power of Attorney (see page 35).

  (b)
  Reports on Form 8-K:

    Report on Form 8-K regarding the acquisition of Hatcher Associates Inc. as filed with the Securities and Exchange Commission on December 7, 2000. Amendment No. 1 to this Form 8-K was filed with the Securities and Exchange Commission on February 1, 2001.

Independent Auditors' Report

The Board of Directors
Corillian Corporation:

    We have audited the accompanying consolidated balance sheets of Corillian Corporation as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corillian Corporation as of December 31, 1999 and 2000, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Portland, Oregon
February 9, 2001

CORILLIAN CORPORATION

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	1999	2000
Assets
Current assets:
Cash and cash equivalents	$8,502	$49,150
Investments	10,357	—
Accounts receivable	2,849	8,649
Other receivables	288	693
Revenue in excess of billings	363	4,461
Prepaid expenses and deposits	547	1,018

Total current assets	22,906	63,971
Property and equipment, net	2,927	11,484
Intangible assets, net	—	22,769
Investment in joint venture	—	2,582
Other assets	69	352

Total assets	$25,902	$101,158

Liabilities, Redeemable Convertible Preferred Stock and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$1,990	$6,758
Accrued liabilities	2,097	7,923
Deferred revenue	1,767	5,996
Current portion of capital lease obligations	66	384
Current portion of long-term debt	—	1,599
Other current liabilities	10	12

Total current liabilities	5,930	22,672
Capital lease obligations, less current portion	177	733
Long-term debt, less current portion	—	4,532
Other long-term liabilities	—	628

Total liabilities	6,107	28,565

Redeemable convertible preferred stock, no par value; 14,723,223 and 0 shares issued and outstanding at December 31, 1999 and 2000, respectively, aggregate liquidation preference of $33,000 and $0 at December 31, 1999 and 2000, respectively	31,501	—

Commitments and contingencies
Shareholders' (deficit) equity:
Convertible preferred stock, no par value; 40,000,000 shares authorized, liquidation preference of $910 and $0 at December 31, 1999 and 2000, respectively; 1,639,730 and 0 shares issued and outstanding at December 31, 1999 and 2000, respectively	910	—
Common stock, no par value; 150,000,000 shares authorized; 7,253,550 and 34,136,940 shares issued and outstanding at December 31, 1999 and 2000, respectively	3,482	123,203
Deferred stock-based compensation	(2,877)	(4,164)
Accumulated other comprehensive income	—	30
Accumulated deficit	(13,221)	(46,476)

Total shareholders' (deficit) equity	(11,706)	72,593

Total liabilities, redeemable convertible preferred stock and shareholders' (deficit) equity	$25,902	$101,158

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	1998	1999	2000
Revenues	$3,393	$7,736	$30,853
Cost of revenues, excluding $0, $55 and $587 in 1998, 1999 and 2000, respectively, of amortization of deferred stock-based compensation	1,894	6,651	22,499

Gross profit	1,499	1,085	8,354

Operating expenses:
Sales and marketing, excluding $0, $432 and $3,270 in 1998, 1999 and 2000, respectively, of amortization of deferred stock-based compensation	840	4,074	15,603
Research and development, excluding $0, $39 and $448 in 1998, 1999 and 2000, respectively, of amortization of deferred stock-based compensation	1,353	3,165	13,573
General and administrative, excluding $0, $441 and $1,256 in 1998, 1999 and 2000, respectively, of amortization of deferred stock-based compensation	1,233	3,272	8,110
Amortization of intangible assets	—	—	676
Amortization of deferred stock-based compensation	—	967	5,561

Total operating expenses	3,426	11,478	43,523

Loss from operations	(1,927)	(10,393)	(35,169)

Other income:
Interest income	—	311	2,793
Other income, net	96	88	(879)

Total other income	96	399	1,914

Net loss	(1,831)	(9,994)	(33,255)
Redeemable convertible preferred stock accretion	—	(102)	(100)

Net loss attributed to common shareholders	$(1,831)	$(10,096)	$(33,355)

Basic and diluted net loss per share	$(0.24)	$(1.37)	$(1.33)
Shares used in computing basic and diluted net loss per share	7,427	7,399	25,106

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

Consolidated Statements of Redeemable Convertible Preferred Stock and

Shareholders' Equity (Deficit)

(in thousands, except share data)

			Shareholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock
							Stock Subscriptions Receivable	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 1997	—	$—	1,729,730	$960	7,427,550	$1,114	$(19)	$—	$—	$(1,396)	$659
Receipts on stock subscriptions receivable	—	—	—	—	—	—	7	—	—	—	7
Net loss	—	—	—	—	—	—	—	—	—	(1,831)	(1,831)

Balance, December 31, 1998	—	—	1,729,730	960	7,427,550	1,114	(12)	—	—	(3,227)	(1,165)
Exercise of common stock options	—	—	—	—	132,667	70	—	—	—	—	70
Conversion of Series A convertible preferred stock into common stock	—	—	(90,000)	(50)	90,000	50	—	—	—	—	—
Purchase of common stock	—	—	—	—	(396,667)	(1,494)	—	—	—	—	(1,494)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs	7,817,516	6,983	—	—	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	6,905,707	24,416	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	102	—	—	—	(102)	—	—	—	—	(102)
Receipts on stock subscriptions receivable	—	—	—	—	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	—	—	—	3,844	—	(3,844)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	967	—	—	967
Net loss	—	—	—	—	—	—	—	—	—	(9,994)	(9,994)

Balance, December 31, 1999	14,723,223	$31,501	1,639,730	910	7,253,550	3,482	—	(2,877)	—	(13,221)	(11,706)
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	7,225,000	54,674	—	—	—	—	54,674
Issuance of common stock in business combinations	—	—	—	—	1,967,824	24,186	—	—	—	—	24,186
Conversion of Series A convertible preferred stock	—	—	(1,639,730)	(910)	1,639,730	910	—	—	—	—	—
Conversion of Series B and C redeemable convertible preferred stock	(14,723,223)	(31,601)	—	—	14,723,223	31,601	—	—	—	—	31,601
Exercise of common stock options	—	—	—	—	1,220,160	753	—	—	—	—	753
Issuance of common shares under employee stock purchase plan	—	—	—	—	90,786	726	—	—	—	—	726
Issuance of common stock for services	—	—	—	—	16,667	123	—	—	—	—	123
Accretion of redeemable convertible preferred stock	—	100	—	—	—	(100)	—	—	—	—	(100)
Deferred stock-based compensation	—	—	—	—	—	6,848	—	(6,848)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	5,561	—	—	5,561
Foreign currency translation gain	—	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	(33,255)	(33,255)

Balance, December 31, 2000	—	$—	—	$—	34,136,940	$123,203	$—	$(4,164)	$30	$(46,476)	$72,593

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(1,831)	$(9,994)	$(33,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	278	1,983
Amortization of deferred stock-based compensation	—	967	5,561
Amortization of intangible assets	—	—	676
Purchased technology	—	—	1,109
Issuance of common stock for services	—	—	123
Equity in losses of joint venture	—	—	418
Gain on sale of assets	(96)	(96)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(367)	(2,467)	(3,121)
Other receivables	(19)	(259)	(397)
Revenue in excess of billings	37	(363)	(4,098)
Prepaid expenses, deposits and other assets	12	(548)	(495)
Accounts payable and accrued liabilities	425	3,387	6,965
Deferred revenue	1,279	460	4,229
Other liabilities	—	—	630

Net cash used in operating activities	(372)	(8,635)	(19,672)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(2,750)	(8,482)
Purchase of investments	—	(10,357)	(5,413)
Proceeds from the maturities of investments	—	—	15,770
Net cash used in business acquisitions	—	—	(738)
Investment in joint venture	—	—	(3,000)

Net cash used in investing activities	(113)	(13,107)	(1,863)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	31,399	—
Proceeds from the issuance of common stock, net of issuance costs	—	70	56,153
Proceeds from line of credit borrowings, net	—	—	6,131
Repurchase of common stock	—	(1,494)	—
Receipts on stock subscriptions receivable	7	12	—
Principal payments on capital lease obligations	—	(33)	(119)

Net cash provided by financing activities	7	29,954	62,165

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	18

Increase (decrease) in cash and cash equivalents	(478)	8,212	40,648
Cash and cash equivalents at beginning of year	768	290	8,502

Cash and cash equivalents at end of year	$290	$8,502	$49,150

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$6	$435
Income taxes	—	—	16
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	—	276	993
Recorded through business combinations:
Assets	—	—	3,697
Liabilities	—	—	1,447
Common shares	—	—	24,186

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

Notes to Consolidated Financial Statements

(1) Description of Company

    Corillian is a provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian's solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Corillian also offers a variety of services to support its customers throughout the process of implementing and maintaining its solutions.

(2) Summary of Significant Accounting Policies

  (a) Revenue Recognition

      Corillian derives revenues from providing software licensing and professional services to customers, including implementation, hosting services for transactions processed using Corillian's hardware, custom software engineering and development, consulting, and post-contractual customer support. Revenues derived from implementation include reimbursable expenses and equipment sales. Corillian recognizes revenue from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and SOP No.  98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

      Revenue on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, is allocated to the elements using the residual method under SOP No. 98-9. Corillian has determined that post-contractual customer support, training and hosting services can be separated from software licenses, implementation and custom software engineering services because (a) post-contractual customer support, training and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate), and on training based on the price customers are charged when these services are sold separately. Under the residual method, the fair value of post-contractual customer support, training, and hosting services is deferred and subsequently recognized as the services are performed, and the difference between the total software arrangement fee and the amount deferred for training, hosting and post-contractual customer support services is allocated to software license, implementation and custom software engineering services and recognized using contract accounting.

      Corillian's software licenses are functionally dependent on implementation and custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage of completion method of contract accounting. The percentage of completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Revenues associated with software developed for others in which Corillian has an obligation to successfully complete specified activities are deferred until acceptance by the customer, whereas agreements in which Corillian is providing services on a best-efforts basis are recognized as services are performed.

      Revenues associated with custom software engineering services that are not essential to the core functionality of the software are recognized on a time-and-materials basis as services are performed. Custom software engineering services in which Corillian retains and reserves title and all ownership rights to the software products and anticipates generating revenues from future sales of the resulting product are accounted for following the provisions of Statement of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements (SFAS No. 68).

      Revenues for post-contractual customer support are recognized ratably over the term of the support services period, generally a period of one year. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades. Revenues from hosting services for transactions processed by Corillian are recognized ratably as services are performed, beginning subsequent to customer acceptance of the software licenses.

      Customers are billed in accordance with contractual specifications. Corillian records the unrecognized portion of billable fees as deferred revenue. Revenues recognized in excess of contractual billings are recorded as revenues in excess of billings.

      Revenues from OneSource service include implementation fees, monthly service fees and client user fees. Revenues associated with implementation are recognized ratably over the term of the service agreement. Costs incurred relating to implementation are recorded as cost of revenues. Under the terms of an agreement Corillian entered into with Yodlee in July 2000, Corillian will no longer offer its own account aggregation subscription service, but continued to offer its OneSource service to Microsoft's MSN financial portal throughout 2000. Effective November 2000, Corillian's agreement with Microsoft was cancelled.

  (b) Principles of Consolidation

      The consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd. and Corillian Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Cash and Cash Equivalents

      Cash equivalents consist of mainly of commercial paper and taxable municipal bonds with original maturities of ninety days or less, which are carried at market value, which approximates cost.

  (d) Investments

      Investments consist of commercial paper and municipal bonds, which have original maturities between three and six months. These investments are classified as held-to-maturity and are recorded at cost, which approximates fair market value.

  (e) Intangible Assets

      Intangible assets consist of goodwill, workforce, and customer relationships. Goodwill represents costs in excess of the fair value of the net assets acquired and identifiable intangible assets. These intangible assets were acquired as a result of Corillian's acquisition of Hatcher Associates Inc. in November 2000. Goodwill and customer relationships are amortized over three years and workforce is amortized over two years. Amortization expense was $0, $0 and $676,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management reviews the Company's long-lived assets, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

  (f) Investment in Joint Venture

      On June 9, 2000, Corillian entered into an operating agreement with Huntington Bancshares Incorporated, Compaq Computer Corporation and SAIC Venture Capital Corporation, a division of Science Applications International Corporation, to form e-Banc, LLC, a Delaware limited liability company. The business of e-Banc will be to develop, produce and market solutions that enable financial institutions to collect and coordinate their data from all delivery channels including tellers, ATM's, web banking sites, among others, on a real time basis, using existing financial institution legacy systems as well as new channel applications.

      Pursuant to the agreement, Corillian contributed $3.0 million in cash and issued e-Banc a purchase credit of $5.0 million towards the future purchase of our software licenses. The purchase credit is only applicable to license fees and cannot be applied towards professional services, custom engineering services, hosting fees or maintenance fees. Corillian is obligated to contribute an additional $1.0 million in cash on June 9, 2001 if e-Banc fulfills specified milestones within this time period. Corillian's ownership percentage of e-Banc as of December 31, 2000, was 9.1%. When and if Corillian contributes the additional $1.0 million, Corillian's ownership percentage will increase to 10.1%. Corillian has one representative on e-Banc's board of managers.

      Investments in businesses that Corillian owns less than a 50% interest but can exert significant influence are accounted for using the equity method of investment accounting. Under the equity method of investment accounting, Corillian records an investment in the stock of a business at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the business after the date of investment based on its ownership percentage of the business as a whole.

  (g) Accounts Receivable

      Corillian performs ongoing credit evaluations of its customers' financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of its customers. Historically, Corillian has incurred no write-offs of accounts receivable. At December 31, 1999 and 2000, Corillian's allowance for doubtful accounts was $0.

  (h) Property and Equipment

      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Equipment recorded under capital lease agreements are depreciated over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are depreciated over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements.

      During 1997, Corillian sold fixed assets in a sale-leaseback transaction, resulting in gain totaling $192,000. The gain, which was classified as deferred revenue, was amortized over the two-year lease term. Corillian amortized $96,000, $84,000 and $0 into other income during the years ended December 31, 1998, 1999 and 2000, respectively.

  (i) Research and Development

      Research and development costs are expensed as incurred. Arrangements in which Corillian's research and development activities are partially funded by others are accounted for by applying the provisions of SFAS No. 68.

  (j) Capitalized Software

      Corillian accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.

      Since 1998, completion of a working model of Corillian's products and general release have substantially coincided. As a result, Corillian did not capitalize any software development costs during the three years ended December 31, 2000 and charged all such costs to research and development expense as incurred. Amortization of pre-1998 costs totaled $142,000, $0 and $0 during the years ended December 31, 1998, 1999 and 2000, respectively.

  (k) Concentration of Credit Risk

      Results of operations are derived primarily from United States operations and all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian's revenue for the years ended December 31, 1998, 1999 and 2000. Corillian is exposed to concentration of credit risk principally from accounts receivable. For the year ended December 31, 2000, one customer accounted for $7.3 million, or approximately 24% of total consolidated revenues, for the year ended December 31, 2000.

      Corillian is subject to concentrations of credit risk from its cash and cash equivalents, investments and trade receivables. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash and cash equivalents with a major financial institution and by investing in investment-grade securities. At December 31, 2000, Corillian had accounts receivable from two customers representing approximately 44% of trade accounts receivable at December 31, 2000. Loss of or non-performance by these significant customers could adversely affect Corillian's financial position, liquidity or results from operations.

  (l) Risk of Technological Change

      A substantial portion of Corillian's revenues are generated from the development and rapid release to market of computer software products and enhancements during the year. In the extremely competitive industry environment in which Corillian operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various risks inherent in such products. Additionally, Corillian's production strategy relies on certain employees' ability to deliver implemented products in time to meet critical development and distribution schedules. In light of these dependencies, it is reasonably possible that failure to successfully manage a significant product introduction or failure of certain employees to deliver implemented products as needed could have severe impact on Corillian's growth and result of operations and liquidity.

  (m) Stock-Based Compensation

      Corillian accounts for stock-based compensation using the Financial Accounting Standard Board's (FASB) SFAS No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the current Accounting Principles Board Opinion 25 (APB 25) intrinsic value based method adding pro forma disclosures of net income (loss) computed as if the fair value based method had been applied in the financial statements. Corillian applies SFAS No. 123 by retaining the APB 25 (and interpretations) method of accounting for stock-based compensation for employees with annual pro forma disclosures of net income (loss). Corillian accounts for stock and stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

  (n) Net Loss Per Share

      Corillian computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders for the years ended December 31, 1999 and 2000 includes the accretion of discounts on redeemable convertible preferred stock. This accretion ceased upon Corillian's initial public offering of common stock in April 2000 as all outstanding shares of Corillian's redeemable convertible preferred stock automatically converted into common stock upon the offering.

      The following table sets forth the weighted-average potential shares of common stock of shares issuable under stock options and warrants using the treasury stock method, shares issuable for acquisitions and convertible preferred stock on an if-converted basis, which are not included in calculating net loss per share due to their antidilutive effect for the periods indicated:

	Year Ended December 31,
	1998	1999	2000
Shares issuable under stock options	402,867	739,837	2,808,204
Shares issuable under warrants	—	—	46,826
Shares issuable for acquisitions	—	—	24,642
Shares of convertible preferred stock	1,729,730	8,892,479	—

	2,132,597	9,632,316	2,879,672

      Pursuant to SAB No. 98, common shares issued for nominal consideration in each of the periods presented, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

  (o) Comprehensive Income

      Corillian has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners, including foreign currency translations adjustments. Accumulated other comprehensive income as of December 31, 2000 consisted of foreign currency translation gains of $30,000 resulting from the operations of Corillian International, Ltd., our wholly-owned subsidiary formed during 2000.

  (p) Income Taxes

      Corillian accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been included in the financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

  (q) Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts and notes receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of those instruments. The carrying amount of capital leases and long-term debt approximate fair value as the stated interest rates reflect current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

  (r) Advertising

      Advertising costs are expensed as incurred. Advertising expense was $104,000, $110,000 and $277,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  (s) Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because Corillian currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

  (t) Use of Estimates

      The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) Balance Sheet Components

  (a) Property and Equipment, Net

      Property and equipment, net, consisted of the following at December 31:

	1999	2000
	(in thousands)
Computer equipment and software	$2,580	$9,356
Furniture, fixtures and other equipment	571	1,993
Leasehold improvements	101	2,490

	3,252	13,839
Less accumulated depreciation and amortization	(325)	(2,355)

	$2,927	$11,484

      Depreciation and amortization expense was $46,000, $278,000 and $2.0 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  (b) Accrued Liabilities

      Accrued liabilities consisted of the following at December 31:

	1999	2000
	(in thousands)
Payroll and related expenses	$706	$3,793
Employee stock purchase plan withholdings	—	706
Accrued acquisition costs	—	2,379
Royalties	814	—
Accrued sales taxes	383	410
Other accrued liabilities	194	635

	$2,097	$7,923

(4) Income Taxes

  Due to Corillian's losses before the provision for income taxes for the years ended December 31, 1998, 1999 and 2000, there has been no provision for federal and state taxes. The reconciliation of the statutory federal income tax rate to the Corillian's effective income tax rate is as follows:

	1998	1999	2000
Federal statutory rate	(34)%	(34)%	(34)%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(4)	(4)	(4)
Change in valuation allowance	50	40	40
Research and experimentation credits	(12)	(2)	(2)

	—%	—%	—%

  The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at December 31:

	1999	2000
	(in thousands)
Deferred tax assets:
Research and experimentation credit carryforwards	$384	$1,059
Accrued expenses and allowances	217	358
Deferred compensation	371	2,504
Net operating loss carryforwards	4,307	13,764
Foreign net operating loss carryforwards	—	422
Capitalized research and development	154	102
Goodwill	—	416
Other	14	171

Total gross deferred tax assets	5,447	18,796
Less valuation allowance	(5,412)	(18,552)

	35	244

Deferred tax liabilities:
Depreciable assets	35	244

Total gross deferred tax liabilities	35	244

Net deferred tax assets	$—	$—

  The net change in the total valuation allowance was an increase of $809,000, $4.0 million and $13.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  At December 31, 2000, Corillian has federal and state net operating loss carryforwards of approximately $35.7 million and foreign net operating loss carryforwards of approximately $1.4 million to offset against future income and research and experimentation credits of $1.2 million. These carryforwards expire in 2012 through 2020.

  A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits be limited when there is a change of more than 50% in ownership of Corillian. Such a change occurred with the sale of Series A convertible preferred stock (Series A) in December 1997, the sale of Series B redeemable convertible preferred stock in April 1999, and the issuance of common stock in Corillian's initial public offering in April 2000. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to April 2000 is limited.

(5) Redeemable Convertible Preferred Stock

  Corillian has designated shares of authorized preferred stock as redeemable convertible preferred stock. Series B and Series C redeemable convertible preferred stock (Series B and Series C) were subject to certain mandatory redemption features following the affirmative vote of at least 75% of the outstanding shares of Series B and Series C. Upon completion of Corillian's initial public offering, 7,817,516 shares of Series B and 6,905,707 shares of Series C automatically converted into a total of 14,723,223 shares of common stock.

(6) Shareholders' Equity

  (a) Stock Split

      In March 2000, the Board of Directors approved a two-for-three reverse stock split of issued and outstanding common and preferred stock that was effective upon the completion of Corillian's initial public offering of common stock on April 12, 2000. All common and preferred share prices, and amounts associated with rights, preferences, dividends and privileges in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

  (b) Initial Public Offering

      On April 12, 2000, Corillian completed its initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters' over-allotment option), 2,625,000 shares of common stock in a private placement, which occurred concurrently with the closing of Corillian's initial public offering, and a warrant to purchase 250,000 shares of common stock. Corillian realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs.

  (c) Preferred Stock

      In conjunction with Corillian's initial public offering on April 12, 2000, 1,639,730 shares of Series A automatically converted into common stock.

  (d) Warrant

      Concurrent with Corillian's initial public offering in April 2000, Corillian issued a warrant to purchase 250,000 shares of common stock. This warrant has an exercise price of $8.00 per share, which is equal to the per share price of Corillian's initial public offering of common stock, and a term of three years. This warrant was fully vested at the time of purchase and immediately exercisable. The purchase price of this warrant was approximately $1.4 million, which was determined using the Black-Scholes option pricing model and paid upon closing of Corillian's initial public offering.

  (e) 2000 Employee Stock Purchase Plan

      In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the ESPP) that became effective upon completion of Corillian's initial public offering in April 2000. Accordingly, Corillian reserved a total of 333,333 shares of common stock for issuance under the ESPP. All Corillian employees are eligible if they typically work over 20 hours per week and do not own five percent or more of Corillian's voting stock.

      The first offering period commenced on the effective date of Corillian's initial public offering in April 2000 and will end on January 31, 2002. Subsequent offering periods will commence on February 1 and August 1 each year and will have a 24 month duration. Each offering period consists of four consecutive purchase periods of six months' duration, except that the last date of the first purchase period was July 31, 2000.

      Participants purchase common stock on the last day of each purchase period. The purchase price is the lesser of 85% of the fair market value of the common stock on the first day of an offering period or 85% of the fair market value of the common stock on the purchase date, except that the purchase price for the first offering period is equal to the lesser of 100% of the initial public offering price or 85% of the fair market value of the common stock on the purchase date. The per share weighted-average fair value, as determined by applying the valuation methodology prescribed in FASB Technical Bulletin 97-1 to the ESPP in 2000 was $4.19 using the following assumptions: risk free interest rate of 5.5%, expected lives ranging from six months to two years, no expected dividends and 100% volatility. The estimated number of shares that will be issued under the ESPP for offering periods that began in 2000 is approximately 410,000.

(7) 1997 and 2000 Stock Option Plans

  In 1997, Corillian's Board of Directors approved and adopted a Stock Option Plan (the 1997 Plan). As adopted, the maximum aggregate number of shares awardable under the 1997 Plan was 2,000,000 shares of common stock for the grant of stock options to employees, officers, directors, consultants or advisors. Options granted pursuant to the 1997 Plan may be either incentive stock options as defined in Section 442A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, at the discretion of the Board of Directors. In April 1999, Corillian's Board of Directors approved an increase of 2,243,795 shares available for grant under the 1997 Plan, increasing the total shares available for grant to 4,243,795. In March 2000, the Board of Directors approved an amendment that caps the 1997 Plan at 3,453,193 shares, which was the number of shares subject to options at that time. Shares generally vest in yearly installments over a period of three or four years following the date of grant. Options generally expire five years from the date of grant, and generally terminate three months after termination of employment with Corillian.

  In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (the 2000 Plan) and reserved 4,000,000 shares of common stock for issuance of stock options to employees, officers, directors, consultants or advisors under the 2000 Plan. Options granted pursuant to the 2000 Plan may be either incentive stock options as defined in Section 442A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, at the discretion of the Board of Directors. Shares generally vest over a period of four years following the date of grant. Options generally expire ten years from the date of grant, and generally terminate three months after termination of employment with Corillian.

  Stock option activity under the 1997 and 2000 Plans was as follows:

	Number Of Shares	Weighted Average Exercise Price
Granted	796,666	$0.47
Exercised	—	—
Cancelled	(383,333)	(0.39)

Balance December 31, 1998	930,000	0.32
Granted	2,913,667	0.99
Exercised	(132,667)	(0.53)
Cancelled	(91,776)	(0.65)

Balance December 31, 1999	3,619,224	0.84
Granted	3,968,438	9.59
Exercised	(1,220,160)	0.62
Cancelled	(541,295)	4.16

Balance December 31, 2000	5,826,207	6.54

The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2000:

	Options Outstanding			Options Exercisable
Exercise Price	Number Of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable Number Of Shares	Weighted- Average Exercise Price
$0.15-0.56	421,333	2.85	$0.50	299,406	$0.47
0.60	638,540	3.54	0.60	191,851	0.60
0.62	200,000	2.91	0.62	183,334	0.62
1.50	701,961	3.86	1.50	218,219	1.50
1.75-1.88	312,701	6.13	1.84	75,461	1.88
3.77	1,100,600	7.47	3.77	211,202	3.77
6.40-9.94	411,169	9.49	9.23	41,259	6.72
10.00	986,000	9.61	10.00	—	—
10.50-19.25	863,903	9.47	16.48	195	10.50
19.50	190,000	9.36	19.50	—	—

	5,826,207			1,220,927

At December 31, 2000, 995,855 shares were available for grant.

Corillian has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and interpretations, to account for its employee stock option plan. Under APB No. 25, no compensation expense is recognized when the exercise price of Corillian's employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock. Corillian recorded deferred stock-based compensation of $0, $3.7 million and $6.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. Amortization of stock-based compensation is being amortized on an accelerated basis over the vesting period of the stock option award, generally three or four years, consistent with the method prescribed in FASB Interpretation No. 28.

During 1999 and 2000, the Company issued 33,333 and 6,667 stock options to non-employees, respectively. The fair value of these stock options measured at the time of grant, using the Black-Scholes option pricing model and applying the assumptions in the table below, totaled $149,000 and $125,000, respectively. These amounts, which are included in deferred stock-based compensation, were to be amortized over the stock option vesting period. During 2000, Corillian accelerated the vesting period of these options. In accordance with FASB Interpretation No. 44, Corillian was required to remeasure the fair value of these options and record compensation expense equal to the difference between the total compensation expense calculated after the options are remeasured less previously recognized compensation expense. Amortization of stock-based compensation related to these options was $0, $15,000 and $259,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

The per share weighted-average fair value, as determined by applying the Black-Scholes option pricing model to stock options granted under the Plan was $0.25, $1.28 and $7.40 during the years ended December 31, 1998, 1999 and 2000, respectively, using the following weighted-average assumptions:

	Year Ended December 31,
	1998	1999	2000
Risk free interest rate	5.4%	5.6%	5.5%
Expected volatility	100%	100%	100%
Expected life in years	3.5	3.5	3.85
Dividend yield	—	—	—

Had the stock-based compensation for Corillian's stock based plans and ESPP been determined based on the provisions of SFAS No. 123, net loss and basic and diluted net loss per share would have been as follows:

	Year Ended December 31,
	1998	1999	2000
	(in thousands, except per share data)
Pro forma net loss attributed to common shareholders	$(1,925)	$(10,795)	$(35,324)

Pro forma basic and diluted net loss per share	$(0.26)	$(1.46)	$(1.41)

(8) Commitments and Contingencies

  (a) Litigation

      Other than the proceedings described below, Corillian is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, the results of operations or liquidity of Corillian.

      In March 2000, S1 Corporation, one of Corillian's competitors, filed a patent infringement lawsuit against Corillian. According to the complaint filed by S1, S1 claims that Corillian is infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting Corillian from infringing its patent, a court order requiring Corillian to recall all copies of its software that infringe on S1's patent, an award of unspecified monetary damages and attorneys' fees and costs. Corillian believes that it does not infringe any valid claims of this patent. In April 2000, Corillian filed an answer and counterclaim in response to this lawsuit, which denies infringing any valid claims of S1's patent and seeks an award of attorneys' fees and a declaratory judgment that Corillian does not infringe any valid claims of this patent. Corillian intends to continue to vigorously contest S1's claims.

      In April 2000, KeyBank National Association brought a lawsuit against one of Corillian's employees, alleging that the employee violated the terms of confidentiality agreements with

  KeyBank and used trade secrets of KeyBank in performing work for Corillian. Corillian investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing services for Corillian. Corillian continues to employ this employee. In January 2001, KeyBank named Corillian as a party to the lawsuit, alleging that Corillian used KeyBank's trade secrets and confidential information in performing work for some of Corillian's customers. KeyBank is seeking an injunction and unspecified monetary damages. Corillian filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that Corillian disclosed to KeyBank when Corillian shared its technology with KeyBank in November 1998. Corillian is seeking an injunction and unspecified monetary damages. Corillian intends to vigorously contest KeyBank's claims and pursue its counterclaim.

      No provision has been made in the accompanying consolidated financial statements for any loss that might result from these lawsuits, if any, because the outcomes are uncertain and no estimate can be made at this time.

  (b) Royalty

      Subject to a purchase agreement relating to the right to license software, Corillian agreed to pay Checkfree Corporation a royalty of 7% of gross revenues on a quarterly basis for five years or up to a maximum of $1.75 million. Corillian had the option to pre-pay any unpaid portion of the $1.75 million at present value at any time prior to the end of the royalty period. Royalties are charged to cost of revenues in the accompanying consolidated financial statements. Corillian recorded $294,000, $493,000 and $935,000 in royalty expenses for the years ended December 31, 1998, 1999 and 2000, respectively. Corillian completed its requirements under the royalty agreement during 2000 as the entire royalty obligation has been fulfilled.

  (c) 401(k) Plan

      Corillian maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pre-tax basis, subject to maximum limits on contributions set forth by the Internal Revenue Service. Corillian's contributions are equal to 50% of a participant's contribution, up to a maximum of 6% of the participant's annual compensation. Under this plan, Corillian made contributions of $0, $40,000 and $332,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

  (d) Lease Obligations

      Corillian is obligated under capital lease agreements for computer and other equipment that expire over the next four years. Gross amounts of property and equipment and related accumulated depreciation recorded under capital leases are as follows at December 31:

	1999	2000
	(in thousands)
Computer and other equipment	$276	$1,294
Less accumulated depreciation	(18)	(135)

	$258	$1,159

      Corillian also has noncancelable operating leases, primarily for facilities and computer and other equipment, which expire over the next seven years. Rental expense under operating leases was $341,000, $304,000 and $1.2 million for the years ended December 31, 1998, 1999 and 2000, respectively.

      Future minimum lease payments on operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Year ending December 31:
2001	$521	$2,765
2002	499	3,466
2003	350	3,525
2004	1	3,596
2005	—	3,340

Total minimum lease payments	1,371	$16,692

Less amounts representing interest	(254)

Present value of minimum lease payments	1,117
Less current portion	(384)

Long-term portion of minimum lease payments	$733

  (e) Lines of credit

      In January 2000, Corillian obtained a $3.0 million equipment line of credit with a financial institution. Borrowings under this arrangement bear interest at an effective rate of 17.2% per annum. Under this line of credit, Corillian is obligated to make fixed monthly payments of approximately $98,000 through March 2003 and a final balloon payment of approximately $302,000 in April 2003.

      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. Borrowings under this arrangement bear interest at an effective rate of 8.6% per annum. Under this line of credit, Corillian is obligated to make fixed monthly payments of approximately $94,000 through January 2005.

      Certain assets of Corillian secure borrowings under both of these arrangements. Both agreements contain customary financial covenants, including specific covenants relating to Corillian's debt coverage ratio and tangible net worth. Corillian believes it is in compliance with these covenants as of December 31, 2000.

      Long-term debt was as follows at December 31:

	1999	2000
	(in thousands)
Line of credit facility due 2003 with an interest rate of 17.2% at December 31, 2000	$—	$2,319
Line of credit facility due 2005 with an interest rate of 8.6% at December 31, 2000	—	3,812

	—	6,131
Less current portion	—	(1,599)

	$—	$4,532

(9) Segment Information

      Corillian has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Corillian's chief operating decision maker, as defined under SFAS No. 131, is its chief executive officer.

  (a) Geographic Information

      Corillian derives its revenue from a single operating segment, providing electronic finance software and applications. Revenue is generated in this segment through software and service license arrangements.

      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Our results of operations for the year ended December 31, 2000 include approximately $2.2 million of expense relating to our international operations. Corillian International, Ltd, our wholly-owned subsidiary formed in 2000, did not generate any revenues during the year ended December 31, 2000.

  (b) Major Customers

      Revenue from the Company's major customers are as follows:

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
Customer A	$928	$1,333	$169
Customer B	—	1,147	2,031
Customer C	681	—	144
Customer D	—	—	7,282

  (c) Revenues and Cost of Revenues

      Corillian's chief decision-maker monitors the revenue streams of licenses and various services. There are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management has not historically made such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the accompanying financial statements.

      Revenues derived from the Company's licenses and services are as follows:

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
License and professional services	3,242	7,131	29,153
Post-contractual support	19	191	841
Hosting	132	387	406
OneSource services	—	27	453

	3,393	7,736	30,853

(10) Related Party Transactions

      During 1997, Corillian loaned $10,000 to ISC Company, an entity of which Ted Spooner, CEO of Corillian, was the president. The balance at December 31, 1998, including interest, was $11,000. In 1999, Corillian forgave the loan principal and accrued interest in exchange for equipment.

      During early 1998, Corillian entered into a development contract, totaling $138,000, with Osprey Partners, LLP, an entity of which Jay N. Whipple III, a director of Corillian Corporation and sole holder of Series A, is the president and majority owner. Upon Corillian's initial public offering in April 2000, each share of this Series A automatically converted into one share of common stock. The arrangement was negotiated at arms length in a manner consistent with arrangements with other customers of Corillian. The contract was completed and paid in full in 1998.

      In November 1999, the holder of Series A preferred stock converted 90,000 shares into common stock. In November 1999, Corillian repurchased 396,667 shares of Series A preferred stock from certain shareholders for $3.77 per share.

      In December 1999, Corillian entered into a software license and services arrangement totaling $4.5 million, with a holder of Series C preferred stock. Upon Corillian's initial public offering in April 2000, the Series C preferred stock converted into common stock. Corillian recognized $1.1 million and $2.0 million in revenues for the years ended December 31, 1999 and 2000, respectively, in connection with this arrangement. At December 31, 1999 and 2000, accounts receivable from this customer was $1.7 million and $105,000, respectively, and deferred revenue was $512,000 and $158,000, respectively. The arrangement was negotiated at arms-length in a manner consistent with arrangements with other customers of Corillian.

      In April 2000, Corillian entered into a software license and services arrangement totaling $3.0 million, with a holder of common stock that was issued in a private placement that occurred concurrently with Corillian's initial public offering in April 2000. Corillian recognized $655,000 in revenues for the year ended December 31, 2000 in connection with this arrangement. At December 31, 2000, accounts receivable from this customer was $169,000 and deferred revenue was $648,000. The arrangement was negotiated at arms-length in a manner consistent with arrangements with other customers of Corillian.

(11) Acquisitions

  (a) InterTech Systems, Inc.

      In April 2000, Corillian issued an aggregate of 138,638 shares of its common stock to acquire InterTech Systems, Inc. (InterTech), a Minnesota corporation, which was a developer of data aggregation intellectual property and technology. Of the 138,638 shares of Corillian common stock issued, 69,319 of these shares are held in escrow for one year to secure the indemnification obligations of the InterTech shareholders. Following the provisions of SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, Corillian recorded $1.3 million in research and development expenses consisting of
  $1.1 million relating to the 138,638 shares issued to InterTech and $228,000 for consulting and other services relating to the acquisition, during 2000, in connection with the InterTech transaction.

  (b) Hatcher Associates Inc.

      On November 24, 2000, Corillian acquired all of the outstanding capital stock of Hatcher Associates Inc. (Hatcher), a California corporation, which was a software integration, implementation and consulting company focused on applications for consumer banking. As a result of the purchase, Hatcher became a wholly-owned subsidiary of Corillian. Corillian has since changed Hatcher's name to Corillian Services, Inc.

      At the closing of the purchase, Corillian issued 1,829,186 shares of Corillian common stock and assumed outstanding options for 212,700 shares of the common stock of Hatcher, which converted into fully vested options for 41,581 shares of Corillian common stock.

      311,527 of the shares that Corillian issued to the shareholders of Hatcher will be held in escrow for 90 days to cover any purchase price adjustments based on the number of key employees remaining with Hatcher. Under the purchase agreement, Corillian identified 74 employees of Hatcher as key employees. For each key employee less than 60 key employees that does not remain with Hatcher after 90 days from November 24, 2000, the purchase price decreases by $200,000, subject to a maximum reduction of $4 million. Hatcher can replace each key employee by hiring two new employees that meet Corillian's requirements for qualifying as a key employee or by training two non-key employees sufficiently to meet Corillian's qualifications. Based on Hatcher's retention of these key employees as of December 31, 2000, as well as its hiring of new employees to replace key employees that did not remain with Hatcher subsequent to the purchase, Corillian does not anticipate a material purchase price adjustment to occur in 2001 due to this provision in the stock purchase agreement.

      23,364 of the shares Corillian issued to the shareholders of Hatcher were held in escrow for approximately 30 days to cover any purchase price adjustments based on the working capital of Hatcher as of November 22, 2000. Based on the working capital of Hatcher as of November 22, 2000, Corillian released the 23,364 shares that were held in escrow to these shareholders and issued an additional 24,642 share of Corillian common stock to the shareholders of Hatcher. These shares were issued in February 2001.

      186,916 of the shares Corillian issued to the shareholders of Hatcher will be held in escrow for 18 months to secure the indemnification obligations of the shareholders of Hatcher.

      This acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statement of operations for the year ended December 31, 2000 includes the results of Hatcher beginning November 24, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Corillian's management based on information currently available and on current assumptions as to future operations. We acquired $3.7 million in assets and assumed $1.4 million in liabilities through the acquisition of Hatcher.

      The following unaudited pro forma financial information combines the results of operations of Corillian and Hatcher assuming the purchase of Hatcher was consummated at the beginning of the periods presented. The pro forma results are not necessarily indicative of what would have occurred if the purchase had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

	1999	2000
	(in thousands, except per share data)
Revenues	$21,415	$44,491
Net loss	(17,399)	(41,060)
Basic and diluted net loss per share	(1.89)	(1.53)

(12) Quarterly Financial Information—Unaudited

    A summary of quarterly financial information follows:

	Quarter Ended 1999
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$1,405	$1,337	$2,287	$2,707
Cost of revenue	762	1,232	2,045	2,612
Operating loss	(352)	(1,414)	(2,619)	(6,008)
Net loss	(327)	(1,334)	(2,557)	(5,776)
Net loss per share, diluted and basic	(0.04)	(0.18)	(0.34)	(0.80)
	Quarter Ended 2000
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$3,256	$5,723	$9,515	$12,359
Cost of revenue	2,938	4,568	6,977	8,016
Operating loss	(7,825)	(9,932)	(8,247)	(9,165)
Net loss	(7,612)	(9,173)	(7,592)	(8,878)
Net loss per share, diluted and basic	(0.32)	(0.34)	(0.24)	(0.27)

  The four quarters for net loss per share may not add for the year because of the different number of shares outstanding during the year.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian's report on Form 8-K filed on December 7, 2000)
2.2
Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian's report on Form 8-K filed on December 7, 2000)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian's Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian's Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian's Form S-1, as amended, File No. 333-95513)
4.2	Form of Warrant Issued to Bank One
10.1	Corillian's Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.2	Corillian's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Corillian's Form S-1, as amended, File No. 333-95513)
10.3	Corillian's Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended March 31, 2000)
10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000
10.6	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001
10.7
Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian's Form S-1, as amended, File No. 333-95513)
10.8	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.9
Voyager License Agreement between Registrant and Wachovia Operational Services Corporation, dated December 21, 1999 (incorporated by reference to Exhibit 10.4 of Corillian's Form S-1, as amended, File No. 333-95513)
10.10
Employment Agreement, dated as of November 24, 2000, between Corillian Corporation and David Hatcher (incorporated by reference from Exhibit 10.10 of Corillian's report on Form 8-K filed on December 7, 2000)

10.11
Form of Severance Agreement with Ashok Sharma, Graham Rose, William Shrimpton, Gene Bates and Melvin Gevisser (incorporated by reference from Exhibit 10.11 of Corillian's report on Form 8-K filed on December 7, 2000)
10.12	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart
21.1	Subsidiaries of the Company
24.1	Power of Attorney (see page 35).

QuickLinks

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value (title of class)
DOCUMENTS INCORPORATED BY REFERENCE
FORM 10-K TABLE OF CONTENTS
PART I
Risk Factors
PART II
INDEX TO FINANCIAL STATEMENTS
PART III
PART IV
Independent Auditors' Report
CORILLIAN CORPORATION Consolidated Balance Sheets (in thousands, except share data)
CORILLIAN CORPORATION Consolidated Statements of Operations (in thousands, except per share data)
CORILLIAN CORPORATION Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (in thousands, except share data)
CORILLIAN CORPORATION Consolidated Statements of Cash Flows (in thousands)
CORILLIAN CORPORATION Notes to Consolidated Financial Statements
INDEX TO EXHIBITS