Form 10-Q
period 2001-03-31
CORILLIAN CORP
filed 2001-05-11
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	91-1795219
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3400 NW John Olsen Place	97124
Hillsboro, Oregon	(Zip Code)
(Address of principal executive offices)

(503) 629-3300
(Registrant's telephone number)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

          The number of shares of the Registrant's Common Stock outstanding as of March 31, 2001 was 34,514,203 shares.

CORILLIAN CORPORATION

FORM 10-Q

TABLE OF CONTENTSx

PART I.  FINANCIAL INFORMATION

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2000	March 31, 2001 (unaudited)

ASSETS
Current assets
Cash and cash equivalents	$49,150	$37,129
Accounts receivable	8,649	7,262
Revenue in excess of billings	4,461	5,790
Other current assets	1,711	2,108
Total current assets	63,971	52,289
Property and equipment, net	11,484	14,462
Intangible assets, net	22,769	20,740
Investment in joint venture	2,582	2,465
Other assets	352	341
TOTAL ASSETS	$101,158	$90,297

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$14,681	$11,338
Deferred revenue	5,996	5,081
Current portion of capital lease obligations	384	394
Current portion of long-term borrowings	1,599	1,992
Other current liabilities	12	27
Total current liabilities	22,672	18,832
Capital lease obligations, less current portion	733	631
Long-term borrowings, less current portion	4,532	4,904
Other long-term liabilities	628	1,253
Shareholders' equity
Common stock	123,203	124,540
Deferred stock–based compensation	(4,164)	(3,328)
Accumulated other comprehensive income	30	4
Accumulated deficit	(46,476)	(56,539)

Total shareholders' equity	72,593	64,677
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$101,158	$90,297

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended
	March 31, 2000	March 31, 2001

Revenues	$3,256	$13,690
Cost of revenues	2,938	8,304
Gross profit	318	5,386

Operating expenses:
Sales and marketing	2,716	5,320
Research and development	2,272	3,753
General and administrative	1,652	3,832
Amortization of intangible assets	-	2,029
Amortization of deferred stock-based compensation	1,503	791
Total operating expenses	8,143	15,725

Loss from operations	(7,825)	(10,339)
Other income, net	213	276
Net loss	(7,612)	(10,063)

Redeemable convertible preferred stock accretion	(100)	-
Net loss attributed to common shareholders	$(7,712)	$(10,063)

Basic and diluted net loss per share	$(1.00)	$(0.29)

Shares used in computing basic and diluted net loss per share	7,726	34,335

Pro forma basic and diluted net loss per share	$(0.32)

Shares used in computing pro forma basic and diluted net loss per share	24,089

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three-Month Period Ended
	March 31, 2000	March 31, 2001

Cash Flows from Operating Activities:
Net loss	$(7,612)	$(10,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	1,013
Amortization of deferred stock–based compensation	1,503	791
Amortization of intangible assets	–	2,029
Issuance of common stock for services	123	–
Equity in losses of joint venture	–	117
Change in assets and liabilities
Accounts receivable	83	1,387
Other assets	(780)	(1,715)
Accounts payable and accrued liabilities	731	(2,419)
Deferred revenue	419	(915)
Net cash used in operating activities	(5,037)	(9,775)

Cash flows from investing activities:
Purchase of property and equipment	(1,460)	(3,969)
Purchase of investments	(13,549)	-
Proceeds from the maturities of investments	18,434	-
Net cash provided by (used in) investment activities	3,425	(3,969)

Cash flows from financing activities:
Proceeds from exercise of stock options	334	239
Proceeds from issuance of common stock under the employee stock purchase plan	–	837
Proceeds from long-term borrowings	–	1,188
Principal payments on long-term borrowings	–	(423)
Principal payments on capital lease obligations	(14)	(92)
Net cash provided by financing activities	320	1,749
Effect of exchange rate changes on cash and cash equivalents	-	(26)
Net decrease in cash and cash equivalents	(1,292)	(12,021)
Cash and cash equivalents at beginning of period	8,502	49,150
Cash and cash equivalents at end of period	$7,210	$37,129

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share data)

(1)  Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our report on Form 10-K for the year ended December 31, 2000.

             The consolidated financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)  Principles of Consolidation

             The condensed consolidated financial information included herein reflects the financial information of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd. and Corillian Services, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  Cash and Cash Equivalents

             Cash equivalents consist mainly of commercial paper and taxable municipal bonds with original maturities of ninety days or less, which are carried at market value, which approximates cost.

(4)  Comprehensive Income

             Corillian has adopted the provisions of Statement of  Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners, including foreign currency translations adjustments. Accumulated other comprehensive income as of March 31, 2001 consisted of foreign currency translation gains of $4 resulting from the operations of Corillian International, Ltd., our wholly-owned subsidiary formed during 2000.

(5)  Supplemental Disclosures of Cash Flow Information

	For the Three-Month Period Ended
	March 31, 2000	March 31, 2001

Cash paid during the period for:
Interest	12	217
Income taxes	6	14
Supplemental disclosures of non–cash investing and financing activities:
Common shares issued in business combination	–	306

(6)  Net Loss Per Share

             We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted–average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders includes the accretion of discounts on redeemable convertible preferred stock, which was amortized over four years. The accretion of discounts on redeemable convertible preferred stock discontinued upon the automatic conversion of the redeemable convertible preferred stock into common stock.

             The following table sets forth for the periods indicated the weighted–average potential shares of common stock issuable under stock options and warrants using the treasury stock method, as well as redeemable convertible preferred stock and convertible preferred stock on an if-converted basis, which are not included in calculating net loss per share due to their antidilutive effect:

	For the Three–MonthPeriod Ended
	March 31, 2000	March 31, 2001

Shares issuable under stock options	2,857,900	2,303,035
Shares issuable under warrants	–	45,501
Shares of redeemable convertible preferred stock and convertible preferred stock	16,362,953	–
	19,220,853	2,348,536

             Pro forma net loss per share is computed using the weighted–average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding redeemable convertible preferred stock and convertible preferred stock into shares of common stock effective upon the closing of our initial public offering as if such conversion occurred at the date of original issuance.

(7)  Redeemable Convertible Preferred Stock and Shareholders' Equity

             Shares issued and outstanding are as follows:

	March 31,
	2000	2001

Redeemable convertible preferred stock	14,723,223	–
Convertible preferred stock	1,639,730	–
Common stock	7,924,251	34,514,203

             On April 17, 2000, we completed our initial public offering by issuing 4,600,000 shares of common stock (including shares issued upon the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement that occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54,674 in proceeds from these sales, net of discounts, commissions and issuance costs. In conjunction with the initial public offering, our redeemable convertible preferred stock and convertible preferred stock converted to 14,723,223 and 1,639,730 shares of common stock, respectively.

(8)  Stock–based Compensation

             The amortization of deferred stock–based compensation relates to the following items in the accompanying statements of operations:

	For the Three–Month Period Ended
	March 31, 2000	March 31, 2001

Cost of revenues	$105	$105
Sales and marketing	1,005	412
Research and development	91	64
General and administrative	302	210
	$1,503	$791

(9)  Related Party Transaction

             In February 2001, we loaned $300 to Alex Hart, our President, for the purchase of a house in Portland, Oregon while he was in the process of selling his home in Bellevue, Washington.  This note was collateralized by all real and personal property owned by Mr. Hart, including both his Oregon and Washington residences.  Interest will not accrue on the principal amount unless a default occurs, upon which interest shall accrue at a rate equal to the lesser of (a) the highest lawful rate or (b) thirteen percent per annum.  The principal amount is due upon the earlier of August 20, 2001, or the date Mr. Hart sells his Washington residence.

(10)  Segment Information

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

              Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Our results of operations for the three months ended March 31, 2001 include approximately $2.0 million of direct operating expenses related to Corillian International, Ltd, our wholly-owned subsidiary formed in 2000.  Corillian International Ltd. generated approximately $1.3 million in revenues during the three-month period ended March 31, 2001.

(b)  Revenues

Revenues derived from the Company's licenses and services are as follows:
	For the Three–MonthPeriod Ended
	March 31, 2000	March 31, 2001

License and professional services	$2,920	$13,116
Post–contractual customer support	144	431
Hosting	111	143
Other	81	-
	$3,256	$13,690

(11)  Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  Corillian implemented SFAS No. 133 during the three-months ended March 31, 2001.  Because Corillian currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This discussion and analysis should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our report on Form 10-K for the year ended December 31, 2000.

Overview

             We license software and provide professional services to financial service providers, such as banks, brokerages, insurance companies and financial portals. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Our recently-introduced Corillian Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability as Corillian Voyager in a more rapidly deployable, economical solution. Corillian Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard.

             Substantially all of our revenue is derived from licensing our software and performing professional services for our customers. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, we recognize revenues for licenses, implementation and custom engineering services using the percentage of completion method. Revenue relating to maintenance services is recognized ratably over the term of the associated maintenance contract. Revenues derived from training, hosting and consulting services are recognized as the services are performed.  Revenue relating to our reseller arrangements is generally recognized as payments are contractually due from each reseller.

             We generally license Corillian Voyager on an end user basis, with our initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, our software license requires the customer to pay us an additional license fee to cover additional increments of end users. For customers that provide us with significant strategic advantages, we have in the past and may in the future charge discounted license fees based on an unlimited number of end users.

             Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for software maintenance. Our cost of revenues also includes a royalty and purchases of equipment and materials. In connection with the purchase of the Corillian Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenues, up to a maximum of $1.75 million, which we fully recognized and paid as of December 31, 2000. From time to time, to accommodate specific customers, we resell equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the year in which the resale occurs.

             Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $56.5 million as of March 31, 2001. As we continue to grow our professional services, sales and marketing and research and development organizations and market our solutions both domestically and internationally, we anticipate that our cost of revenues and operating expenses will increase substantially in future quarters. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

             To date, our results of operations are substantially derived from operations in the United States. Customers who individually accounted for more than 10% of our revenue on a consolidated basis represented 41% and 38% of our total revenues for the three-month periods ended March 31, 2000 and 2001, respectively.

             A key component of our strategy is to increase our international sales. 21 of the largest 25 financial institutions in the world are located outside of the United States. Industry sources estimate that by 2004, in Europe alone, there will be 29.5 million consumers accessing retail banking services through electronic delivery channels, including the Internet and mobile phones. As of March 31, 2001, we had 32 employees based outside of the United States in offices in Europe, Australia and Asia.

Results of Operations

Revenues

             Revenues increased from $3.3 million for the three-month period ended March 31, 2000, to $13.7 million for the three-month period ended March 31, 2001. The increase in revenues is primarily due to sales to an increased number of customers, an increase in our average transaction size and an increase in the number of our professional services personnel working on customer projects. We believe that our customer growth resulted from greater market acceptance of our solutions. This increase is also due to increased revenues from our international operations and Corillian Services, Inc., which contributed approximately $1.3 million and $3.2 million, respectively, to our consolidated revenues for the three-month period ended March 31, 2001.

Cost of Revenues

             Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for software maintenance. Cost of revenues increased from $2.9 million for the three-month period ended March 31, 2000, to $8.3 million for the three-month period ended March 31, 2001.  Gross profit increased as a percentage of revenues from 10% for the three-month period ended March 31, 2000, to 39% for the three-month period ended March 31, 2001. The increase was primarily due to a reduction in third-party integration expenses, the cessation of our royalty obligation during 2000, and improved pricing for implementation and customization services.

             We increased the number of our professional services personnel from 63 at March 31, 2000, to 189 at March 31, 2001 as we increased our capacity to service a larger customer base. Although we expanded our internal professional services capacity through our acquisition of Corillian Services, Inc. (formerly Hatcher Associates Inc.) in November 2000, we anticipate that the growth of our customer base will cause us to continue to use outsourced service providers to perform implementation and customization services on some of our projects. In the first quarter of 2000, we entered into agreements with several large contractors to provide professional services on some of our projects, and we expect to continue to rely on a combination of these contractors and our expanded internal staff to service our growing customer base. The costs associated with outsourced service providers are greater than the costs of our internal staff; therefore, our gross profit is generally less on projects on which we use outsourced service providers rather than our internal staff.

             In connection with the purchase of the Corillian Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenue, up to a maximum of $1.75 million. Corillian recorded $226,000 in royalty expenses during the three-month period ended March 31, 2000. We completed our requirements under the royalty agreement during 2000 and paid the entire royalty obligation in 2000.

Operating Expenses

             Sales and Marketing Expenses.  Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $2.7 million for the three-month period ended March 31, 2000, to $5.3 million for the three-month period ended March 31, 2001. The increase was primarily attributable to the expansion of our domestic and international sales and marketing organization, and to a lesser extent, increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. We increased the number of our sales and marketing personnel from 54 at March 31, 2000, to 99 at March 31, 2001.  We expect to continue to invest in our sales and marketing organizations both domestically and internationally to expand our customer base and increase brand awareness. We also anticipate sales and marketing expenses will fluctuate from period to period in the near term depending on when new personnel are hired, the timing of new marketing programs and the levels of revenues recognized in each period. During the three-month period ended March 31, 2001, we incurred direct sales and marketing expenses of $1.5 million attributable to our international operations.  During the three-month period ended March 31, 2001, we incurred direct sales and marketing expenses of $315,000 attributable to Corillian Services, Inc. (formerly Hatcher Associates Inc.). During the three-month period ended March 31, 2000, we incurred no direct sales and marketing expenses attributable to international operations or Corillian Services, Inc. (formerly Hatcher Associates Inc.).

             Research and Development Expenses.  Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of our products. Research and development expenses increased from $2.3 million for the three-month period ended March 31, 2000, to $3.8 million for the three-month period ended March 31, 2001. The increase was mainly attributable to the expansion of our research and development organization, increased product development efforts and, to a lesser extent, increased costs of materials and equipment. We increased the number of our research and development personnel from 53 at March 31, 2000, to 71 at March 31, 2001.  We anticipate research and development expenses to increase in the future due to the hiring of additional engineering personnel and funding of the development of next generation products.  This increase will, to a certain extent, be offset by the funding of our research and development activities by portions of customer contracts accounted for under the provisions of SFAS No. 68, Research and Development Arrangements.

             General and Administrative Expenses.  General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses and other general corporate expenses. General and administrative expenses increased from $1.7 million for the three-month period ended March 31, 2000, to $3.8 million for the three-month period ended March 31, 2001. The increase was primarily attributable to the expansion of our general and administrative personnel from 42 at March 31, 2000, to 56 at March 31, 2001, as well as expenses necessary to support our growing operations, including approximately $584,000 and $901,000 of general and administrative expense attributable to our international operations and Corillian Services, Inc. (formerly Hatcher Associates Inc.), respectively.  During the three-month period ended March 31, 2000, we incurred no general and administrative expenses attributable to international operations or Corillian Services, Inc. (formerly Hatcher Associates Inc.).  We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the anticipated growth of our business, the management of our international operations and our operation as a public company.

              Amortization of Intangible Assets.  Amortization of intangible assets was $2.0 million for the three-month period ended March 31, 2001, reflecting amortization of customer relationships, workforce and goodwill acquired as part of our acquisition of Corillian Services, Inc. (formerly Hatcher Associates Inc.) in November 2000.

             Amortization of Deferred Stock-based Compensation.  Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of our common stock at the time of the grants. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. In addition, this amount includes the fair value of stock options granted to non-employees. For the three-month periods ended March 31, 2000 and 2001, amortization of deferred stock-based compensation was $1.5 million and $791,000, respectively. We expect amortization of approximately $1.8 million, $1.2 million, $376,000 and $30,000 for the remainder of 2001, 2002, 2003, and 2004, respectively, related to these stock options.

Other Income, Net

             Other income, net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income, net, increased from $213,000 for the three-month period ended March 31, 2000, to $276,000 for the three-month period ended March 31, 2001, mainly as a result of interest earned on increased cash and cash equivalents balances as a result of funds raised in our initial public offering in April 2000.

Liquidity and Capital Resources

             At March 31, 2001, we had $37.1 million in cash and cash equivalents consisting of cash, commercial paper and taxable municipal bonds with original maturities less than 90 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $2.1 million was outstanding at March 31, 2001. In November 2000, we obtained a $5.0 million equipment line of credit with a financial institution of which $4.8 million was outstanding at March 31, 2001.

             Net cash used in operating activities was $5.0 million and $9.8 million for the three-month periods ended March 31, 2000 and 2001, respectively. Cash used in operations for the three-month period ended March 31, 2001, resulted primarily from losses net of non-cash expenses including depreciation and amortization of deferred stock-based compensation and intangible assets, increases in our revenue in excess of billing, as well as decreases in deferred revenue, accounts payable and accrued liabilities.  A portion of this decrease in accrued liabilities includes approximately $2.2 million of cash payments relating to our acquisition of Corillian Services, Inc. (formerly Hatcher Associates Inc.). These factors were offset in part by a decrease in accounts receivable.

             Net cash provided by investing activities was $3.4 million for the three-month period ended March 31, 2000. Net cash used in investing activities was $4.0 million for the three-month period ended March 31, 2001. Net cash used in investing activities for the three-month period ended March 31, 2001 was attributable to capital expenditures of $4.0 million relating to our move into our new corporate campus and international facilities.  In June 2001, we may be required to contribute an additional $1.0 million to e-Banc LLC, a company in which we invested in June 2000.  We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities.

             Net cash provided by financing activities was $320,000 and $1.7 million for the three-month periods ended March 31, 2000 and 2001, respectively. Net cash provided by financing activities for the three-month period ended March 31, 2001, consisted primarily of the proceeds of $1.2 million from borrowings under our long-term borrowing arrangements. Additionally, we received proceeds of $1.1 million from the issuance of common shares under stock options and the employee stock purchase plan and made principal payments of $515,000 on long-term borrowings and capital lease obligations.

             In May 2000, we entered into a lease for our new corporate headquarters, which is located in Hillsboro, Oregon and consists of approximately 122,000 square feet. We began our move into these headquarters during the fourth quarter of 2000 and completed this move during the first quarter of 2001. The lease has a term of seven years, but we have the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, our monthly rent ranges from approximately $214,000 in the first year to approximately $244,000 in the seventh year.

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

•            If we, or our implementation partners, do not effectively implement our solutions at financial service providers’ facilities, we may not achieve anticipated revenues or gross margins.

•            Acquisitions by us may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•            Our products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•            Competition in the market for Internet-based financial services is intense and could reduce our sales and prevent us from achieving profitability.

•            Our ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

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

             We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have limited operations in Europe, Asia and Australia and conduct transactions in the local currency. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

Interest Rate Sensitivity

             At March 31, 2001, we had cash and cash equivalents of $37.1 million, which consist mainly of cash and highly liquid short-term commercial paper and taxable municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. Substantially all of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more significant revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be adversely affected.

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

             Corillian is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)        Use of Proceeds

             On April 17, 2000 we completed our initial public offering by issuing 4,600,000 shares of common stock (including shares issued upon the exercise of the underwriters' over-allotment option), issued 2,625,000 shares of common stock in a private placement that occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs. The effective date of our prospectus and related registration statement (Commission No. 33–95513) was April 12, 2000.

             During the three-month period ended March 31, 2001, we incurred capital expenditures of approximately $4.0 million for leasehold improvements for our new corporate campus and international facilities as well as other purchases of equipment.  During the quarter, we also made approximately $2.2 million of cash payments relating to our acquisition of Corillian Services, Inc. (formerly Hatcher Associates Inc.) in November 2000, which consisted mainly of investment banking, legal and accounting fees. We made principal payments of $515,000 on long-term borrowings and capital lease obligations during the three-month period ended March 31, 2001.

             We intend to use the remaining net proceeds from these sales of securities for research and development activities, capital expenditures, sales, marketing and administrative expenses, including the expansion of our sales and marketing organizations both domestically and internationally, and for working capital and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

10.13	Form of Indemnification Agreement between Corillian and its directors and executive officers*
99.1	Risk Factors

             *  Management contract

(b)        Reports on Form 8-K

             Amendment No. 1 to our report on Form 8-K regarding the acquisition of Hatcher Associates Inc. was filed with the Securities and Exchange Commission on February 1, 2001.

SIGNATURE

             Pursuant to the requirements Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2001.

CORILLIAN CORPORATION
By:	/s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.13	Form of Indemnification Agreement between Corillian and its directors and executive officers*
99.1	Risk Factors

*  Management contract