Form 10-Q
period 2001-06-30
CORILLIAN CORP
filed 2001-08-14
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	91-1795219
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3400 NW John Olsen Place Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)

(503) 629-3300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒    No ☐

The number of shares of the Registrant's Common Stock outstanding as of June 30, 2001 was 34,562,346 shares.

CORILLIAN CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

		June 30, 2001
	December 31, 2000	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$49,150	$25,935
Accounts receivable	8,649	11,115
Revenue in excess of billing	4,461	7,781
Other current assets	1,711	2,289

Total current assets	63,971	47,120

Property and equipment, net	11,484	15,145
Intangible assets, net	22,769	18,802
Investment in joint venture	2,582	2,362
Other assets	352	324

TOTAL ASSETS	$101,158	$83,753

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$14,681	$10,817
Deferred revenue	5,996	7,209
Current portion of capital lease obligations	384	404
Current portion of long-term borrowings	1,599	2,054
Other current liabilities	12	94

Total current liabilities	22,672	20,578

Capital lease obligations, less current portion	733	527
Long-term borrowings, less current portion	4,532	4,367
Other long-term liabilities	628	1,238

Total liabilities	28,565	26,710

Shareholders' equity
Common stock	123,203	124,558
Deferred stock-based compensation	(4,164)	(2,664)
Accumulated other comprehensive income	30	(13)
Accumulated deficit	(46,476)	(64,838)

Total shareholders' equity	72,593	57,043

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$101,158	$83,753

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Revenues	$5,723	$15,213	$8,978	$28,903
Cost of revenues	4,568	8,507	7,505	16,811

Gross profit	1,155	6,706	1,473	12,092

Operating expenses:
Sales and marketing	3,702	5,026	6,418	10,346
Research and development	4,122	3,628	6,394	7,381
General and administrative	1,775	3,657	3,427	7,489
Amortization of intangible assets	-	2,052	-	4,081
Amortization of deferred stock-based compensation	1,488	633	2,991	1,424

Total operating expenses	11,087	14,996	19,230	30,721

Loss from operations	(9,932)	(8,290)	(17,757)	(18,629)
Other income, net	759	(9)	972	267

Net loss	(9,173)	(8,299)	(16,785)	(18,362)

Redeemable convertible preferred stock accretion	-	-	(100)	-

Net loss attributed to common shareholders	$(9,173)	$(8,299)	$(16,885)	$(18,362)

Basic and diluted net loss per share	$(0.34)	$(0.24)	$(0.97)	$(0.53)

Shares used in computing basic and diluted net loss per share	27,263	34,532	17,494	34,434

Pro forma basic and diluted net loss per share	$(0.30)		$(0.62)

Shares used in computing pro forma basic and diluted net loss per share	30,320		27,204

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six-Month Period Ended

	June 30, 2000	June 30, 2001

Cash Flows from Operating Activities:
Net loss	$(16,785)	$(18,362)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	726	2,159
Amortization of deferred stock-based compensation	2,991	1,424
Amortization of intangible assets	-	4,081
Issuance of common stock for services	123	-
Issuance of common stock in business combination	1,109	-
Equity in losses of joint venture	-	220
Change in assets and liabilities
Accounts receivable	(790)	(2,466)
Other assets	(2,973)	(3,984)
Accounts payable and accrued liabilities	4,223	(2,962)
Deferred revenue	2,194	1,213

Net cash used in operating activities	(9,182)	(18,677)

Cash flows from investing activities:
Purchase of property and equipment	(2,564)	(5,724)
Purchase of investments	(5,411)	-
Proceeds from the maturities of investments	15,768	-
Investment in joint venture	(3,000)	-

Net cash provided by (used in) investment activities	4,793	(5,724)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	55,249	1,125
Proceeds from long-term borrowings	3,023	1,188
Principal payments on long-term borrowings	(335)	(898)
Principal payments on capital lease obligations	(35)	(186)

Net cash provided by financing activities	57,902	1,229

Effect of exchange rate fluctuations on cash and cash equivalents	-	(43)

Increase (decrease) in cash and cash equivalents	53,513	(23,215)

Cash and cash equivalents at beginning of period	8,502	49,150

Cash and cash equivalents at end of period	$62,015	$25,935

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share data)

(1)  Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our report on Form 10-K for the year ended December 31, 2000.

             The condensed consolidated financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)  Principles of Consolidation

             The condensed consolidated financial information included herein reflects the financial information of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian Services, Inc. (formerly Hatcher Associates, Inc.) and Corillian South Asia Sdn Bhd.  All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  Concentration of Credit Risk

             Results of operations are derived primarily from United States operations and all significant assets reside in the United States.  Banks and other financial institutions accounted for a majority of Corillian’s consolidated revenue for the three and six-month periods ended June 30, 2000 and 2001.  Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing.  As of June 30, 2001, one customer accounted for approximately 24% of Corillian’s consolidated trade accounts receivable balance.  In addition, two customers, in total, accounted for approximately 65% of Corillian’s consolidated revenue in excess of billing balance as of June 30, 2001.  Loss of or non-performance by these significant customers could adversely affect Corillian’s financial position, liquidity or results from operations.

(4)  Comprehensive Income

             Corillian has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting on Comprehensive Income. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners, including foreign currency translation adjustments. Accumulated other comprehensive income as of June 30, 2001 consisted solely of foreign currency translation losses of $13.

(5)  Supplemental Disclosures of Cash Flow Information

	For the Six-Month Period Ended

	June 30, 2000	June 30, 2001

Cash paid during the period for:
Interest	112	433
Taxes	6	45

Supplemental diclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	9	-
Common shares issued in business combination	1,109	306

(6)  Net Loss Per Share

             We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss attributed to common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders includes the accretion of discounts on redeemable convertible preferred stock, which was amortized over four years. The accretion of discounts on redeemable convertible preferred stock discontinued upon the automatic conversion of the redeemable convertible preferred stock into common stock.

             The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options and warrants using the treasury stock method, which are not included in calculating net loss per share due to their antidilutive effect:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Shares issuable under stock options	3,136,680	935,928	2,504,955	1,961,558
Shares issuable under warrant	110,404	-	23,702	-

	3,247,084	935,928	2,528,657	1,961,558

             The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Shares issuable under stock options	264,363	2,837,143	332,238	2,687,174
Shares issuable under warrant	-	250,000	-	250,000

	264,363	3,087,143	332,238	2,937,174

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

(7)  Stock-based Compensation

             The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Cost of revenues	$164	$82	$269	$187
Sales and marketing	683	346	1,688	757
Research and development	130	50	222	115
General and administrative	511	155	812	365

	$1,488	$633	$2,991	$1,424

(8)  Segment Information

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

             (a)  Geographic Information

                           Corillian derives its revenue from a single operating segment, providing electronic finance software and services. Revenue is generated in this segment through software and service license arrangements.

                           Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Our results of operations for the three and six-month periods ended June 30, 2001 include approximately $2.1 million and $4.3 million, respectively, of direct operating expenses related to our international operations, primarily Europe.  Corillian’s international operations generated a total of approximately $3.1 million and $4.4 million, respectively, of our consolidated revenues during the three and six-month periods ended June 30, 2001.

             (b)  Revenues

                           Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

License and professional services	$5,285	$14,211	$8,273	$27,327
Post-contractual customer support	199	724	274	1,155
Hosting	101	278	212	421
Other	138	-	219	-

	$5,723	$15,213	$8,978	$28,903

(9)  Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Corillian believes the adoption of SFAS No. 141 will not have a material impact on the Company's financial condition, results of operations or liquidity.

             In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Corillian is currently assessing but has not yet determined the impact of SFAS No. 142 on the Company's financial condition, results of operations or liquidity.

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

             Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for software maintenance.  From time to time, to accommodate specific customers, we resell equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the period in which the resale occurs.

             Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $64.8 million as of June 30, 2001. As we continue to grow our professional services, sales and marketing and research and development organizations and market our solutions both domestically and internationally, we anticipate that our cost of revenues and operating expenses will increase in future quarters. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

             To date, our results of operations are substantially derived from operations in the United States. Customers who individually accounted for more than 10% of our revenue on a consolidated basis represented 18% and 19%, respectively, of our total revenues for the three-month periods ended June 30, 2000 and 2001.

             A key component of our strategy is to increase our international sales.  As of June 30, 2001, we had 37 employees based outside of the United States in offices in Europe, Australia and Asia.

Results of Operations

Revenues

             Revenues increased from $5.7 million and $9.0 million, respectively, for the three and six-month periods ended June 30, 2000, to $15.2 million and $28.9 million, respectively, for the three and six-month periods ended June 30, 2001. The increase in revenues is primarily due to sales to an increased number of customers, an increase in our average transaction size, an increase in the number of end users on our customers’ platforms and an increase in the number of our professional services personnel working on customer projects. We believe that our customer growth resulted from greater market acceptance of our solutions.This increase is also due to increased revenues from our international operations and Corillian Services, Inc., which contributed approximately $3.1 million and $2.2 million, respectively, to our consolidated revenues for the three-month period ended June 30, 2001, and $4.4 million and $5.4 million, respectively, to our consolidated revenues for the six-month period ended June 30, 2001. Our international operations and Corillian Services, Inc. generated no revenue during the three and six-month periods ended June 30, 2000.

Cost of Revenues

             Cost of revenues increased from $4.6 million and $7.5 million, respectively, for the three and six-month periods ended June 30, 2000, to $8.5 million and $16.8 million, respectively, for the three and six-month periods ended June 30, 2001. Gross profit increased as a percentage of revenues from 20% for the three-month period ended June 30, 2000, to 44% for the three-month period ended June 30, 2001.  Gross profit increased as a percentage of revenues from 16% for the six-month period ended June 30, 2000, to 42% for the six-month period ended June 30, 2001.  The increase was primarily due to a reduction in third-party integration expenses as more Corillian Services, Inc. personnel transitioned to our implementations, an increase in higher margin revenue streams such as additional seat license sales, the cessation of our royalty obligation during 2000 and improved margins on professional services and post-contractual customer support.

             We increased the number of our professional services personnel from 76 at June 30, 2000, to 190 at June 30, 2001 as we increased our capacity to service a larger customer base. Although we expanded our internal professional services capacity through our acquisition of Corillian Services, Inc. in November 2000, we anticipate that the growth of our customer base will cause us to continue to use outsourced service providers to perform implementation and customization services on some of our projects.  We expect to continue to rely on a combination of several large contractors and our expanded internal staff to service our growing customer base. The costs associated with outsourced service providers are greater than the costs of our internal staff; therefore, our gross profit is generally less on projects on which we use outsourced service providers rather than our internal staff.

Operating Expenses

             Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $3.7 million and $6.4 million, respectively, for the three and six-month periods ended June 30, 2000, to $5.0 million and $10.3 million, respectively, for the three and six-month periods ended June 30, 2001. The increase was primarily attributable to the expansion of our domestic and international sales and marketing organization, and to a lesser extent, increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. We increased the number of our sales and marketing personnel from 74 at June 30, 2000, to 106 at June 30, 2001.  We expect to continue to invest in our sales and marketing organizations both domestically and internationally to expand our customer base and increase brand awareness. We also anticipate sales and marketing expenses will fluctuate from period to period in the near term depending on changes in sales and marketing headcount, the timing of new marketing programs and the levels of revenues recognized in each period.  During the three and six-month periods ended June 30, 2001, we incurred direct sales and marketing expenses of $1.6 million and $3.1 million, respectively, attributable to our international operations, as compared with $255,000 for the three and six-month periods ended June 30, 2000.  During the three and six-month periods ended June 30, 2001, we incurred direct sales and marketing expenses of $412,000 and $726,000, respectively, attributable to Corillian Services, Inc. During the three and six-month periods ended June 30, 2000, we incurred no direct sales and marketing expenses attributable to Corillian Services, Inc.

             Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of our products.  Research and development expenses decreased from $4.1 million for the three-month period ended June 30, 2000, to $3.6 million for the three-month period ended June 30, 2001. This decrease was mainly attributable to $1.3 million of expenses incurred during the three-month period ended June 30, 2000 related to the acquisition of InterTech Systems, Inc.  Research and development expenses increased from $6.4 million for the six-month period ended June 30, 2000, to $7.4 million for the six-month period ended June 30, 2001. The increase was mainly attributable to the expansion of our research and development organization, increased product development efforts and, to a lesser extent, increased costs of materials and equipment. We increased the number of our research and development personnel from 51 at June 30, 2000, to 72 at June 30, 2001.  We anticipate research and development expenses to increase in the future due to the hiring of additional engineering personnel and funding of the development of next generation products.  This increase will, to a certain extent, be offset by the funding of our research and development activities by portions of customer contracts accounted for under the provisions of SFAS No. 68, Research and Development Arrangements.

             General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses and other general corporate expenses.  General and administrative expenses increased from $1.8 million and $3.4 million, respectively, for the three and six-month periods ended June 30, 2000, to $3.7 million and $7.5 million, respectively, for the three and six-month periods ended June 30, 2001. The increase was primarily attributable to the expansion of our general and administrative personnel from 43 at June 30, 2000, to 61 at June 30, 2001, as well as expenses necessary to support growth in our domestic and international operations.  During the three and six-month periods ended June 30, 2001, we incurred direct general and administrative expenses of $550,000 and $1.1 million, respectively, attributable to our international operations, as compared with $37,000 for the three and six-month periods ended June 30, 2000.  During the three and six-month periods ended June 30, 2001, we incurred direct general and administrative expenses of $821,000 and $1.7 million, respectively, attributable to Corillian Services, Inc.  During the three and six-month periods ended June 30, 2000, we incurred no direct general and administrative expenses attributable to Corillian Services, Inc.  In the near term, we expect general and administrative expenses to remain relatively constant in absolute dollars.

             Amortization of Intangible Assets.  Amortization of intangible assets was $2.1 million and $4.1 million, respectively, for the three and six-month periods ended June 30, 2001, reflecting amortization of customer relationships, workforce and goodwill acquired as part of our acquisition of Corillian Services, Inc. in November 2000.

             Amortization of Deferred Stock-based Compensation.  Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of our common stock at the time of the grants. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. In addition, this amount includes the fair value of stock options granted to non-employees.  Amortization of deferred stock-based compensation decreased from $1.5 million and $3.0 million, respectively, for the three and six-month periods ended June 30, 2000, to $633,000 and $1.4 million, respectively, for the three and six-month periods ended June 30, 2001.We expect amortization of approximately $1.1 million, $1.1 million, $369,000 and $29,000, respectively, for the remainder of 2001, 2002, 2003, and 2004 related to these stock options.

Other Income, Net

             Other income, net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income, net, decreased from $759,000 and $972,000, respectively, for the three and six-month periods ended June 30, 2000, to ($9,000) and $267,000, respectively, for the three and six-month periods ended June 30, 2001. This decrease was mainly as a result of reduced interest income earned due to lower interest rates and decreased cash and cash equivalents balances as funds raised in Corillian’s initial public offering in April 2000 continue to fund the Company’s operations.

Income Taxes

             No provision for federal and state income taxes was recorded in the three and six-month periods ended June 30, 2000 and 2001, as we incurred net operating losses in each of these periods and expect to continue to generate net operating losses throughout the remainder of 2001.

Liquidity and Capital Resources

             At June 30, 2001, we had $25.9 million in cash and cash equivalents consisting of cash, commercial paper and taxable municipal bonds with original maturities less than 90 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $1.9 million was outstanding at June 30, 2001. In November 2000, we obtained a $5.0 million equipment line of credit with a financial institution of which $4.5 million was outstanding at June 30, 2001.

             Net cash used in operating activities was $9.2 million and $18.7 million, respectively, for the six-month periods ended June 30, 2000 and 2001. Cash used in operations for the six-month period ended June 30, 2001 resulted primarily from losses net of non-cash expenses including depreciation and amortization of deferred stock-based compensation and intangible assets, increases in our accounts receivable and revenue in excess of billing, as well as decreases in accounts payable and accrued liabilities.

             Net cash provided by investing activities was $4.8 million for the six-month period ended June 30, 2000. Net cash used in investing activities was $5.7 million for the six-month period ended June 30, 2001. Net cash used in investing activities for the six-month period ended June 30, 2001 was attributable to capital expenditures of $5.7 million relating to our move into our new corporate campus and international facilities.  In the third quarter of 2001, we expect to contribute an additional $1.0 million to e-Banc LLC, a company in which we invested in June 2000.  We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities.

             Net cash provided by financing activities was $57.9 million and $1.2 million, respectively, for the six-month periods ended June 30, 2000 and 2001. This decrease was primarily due to $54.7 million received in April 2000 from the issuance of common stock in our initial public offering, the private placement that occurred concurrently with the closing of our initial public offering and the issuance of a warrant to purchase 250,000 shares of common stock concurrently with the closing of our initial public offering.  Net cash provided by financing activities for the six-month period ended June 30, 2001, consisted primarily of the proceeds of $1.2 million from borrowings under our long-term borrowing arrangements. Additionally, we received proceeds of $1.1 million from the issuance of common shares under stock options and the employee stock purchase plan and made principal payments of $1.1 million on long-term borrowings and capital lease obligations.

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

•            We may need to raise additional financing to fund our operations and may not be able to raise funds on beneficial terms or at all.

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

Interest Rate Sensitivity

             At June 30, 2001, we had cash and cash equivalents of $25.9 million, which consist mainly of cash and highly liquid short-term commercial paper and taxable municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. Substantially all of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more significant revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be adversely affected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             There have been no material developments in our legal proceedings since our report on Form 10-Q was filed for the three-month period ended March 31, 2001.

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

             During the six-month period ended June 30, 2001, we incurred capital expenditures of approximately $5.7 million for leasehold improvements for our new corporate campus and international facilities as well as other purchases of equipment.  We made principal payments of $1.1 million on long-term borrowings and capital lease obligations during the six-month period ended June 30, 2001.

             We intend to use the remaining net proceeds from these sales of securities for research and development activities, capital expenditures, sales, marketing and administrative expenses, including the expansion of our sales and marketing organizations both domestically and internationally, and for working capital and general corporate purposes.

ITEM 5.  OTHER INFORMATION

             In July 2001, our board of directors voted to increase the number of directors from eight to nine.  Subsequent to this, our board of directors approved the appointment of Eric C. W. Dunn as a new member of the board, effective immediately.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

21.1	Subsidiaries of the Company
99.1	Risk Factors

(b)        Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

             Pursuant to the requirements Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

CORILLIAN CORPORATION
By: /s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

21.1	Subsidiaries of the Company
99.1	Risk Factors