Form 10-K/A
period 2000-12-31
CORILLIAN CORP
filed 2001-10-23
CIK 1041403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT #1
to
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

Exhibit No.		Description
2.1	*
Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian's report on Form 8-K filed on December 7, 2000)
2.2	*
Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian's report on Form 8-K filed on December 7, 2000)
3.1	*	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian's Form S-1, as amended, File No. 333-95513)
3.2	*	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian's Form S-1, as amended, File No. 333-95513)
4.1	*	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian's Form S-1, as amended, File No. 333-95513)
4.2	*	Form of Warrant Issued to Bank One
10.1	*	Corillian's Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.2	*	Corillian's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Corillian's Form S-1, as amended, File No. 333-95513)
10.3	*	Corillian's Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.4	*	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended March 31, 2000)

10.5	*	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000
10.6	*	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001
10.7	*
Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian's Form S-1, as amended, File No. 333-95513)
10.8	*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.9	*
Voyager License Agreement between Registrant and Wachovia Operational Services Corporation, dated December 21, 1999 (incorporated by reference to Exhibit 10.4 of Corillian's Form S-1, as amended, File No. 333-95513)
10.10	*
Employment Agreement, dated as of November 24, 2000, between Corillian Corporation and David Hatcher (incorporated by reference from Exhibit 10.10 of Corillian's report on Form 8-K filed on December 7, 2000)
10.11	*
Form of Severance Agreement with Ashok Sharma, Graham Rose, William Shrimpton, Gene Bates and Melvin Gevisser (incorporated by reference from Exhibit 10.11 of Corillian's report on Form 8-K filed on December 7, 2000)
10.12	*	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart
21.1	*	Subsidiaries of the Company
23.1		Consent of KPMG LLP, independent auditors
24.1	*	Power of Attorney (see page 35).

  *
  Previously filed

  (b)
  Reports on Form 8-K:

    Report on Form 8-K regarding the acquisition of Hatcher Associates Inc. as filed with the Securities and Exchange Commission on December 7, 2000. Amendment No. 1 to this Form 8-K was filed with the Securities and Exchange Commission on February 1, 2001.

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

CORILLIAN CORPORATION
By:	/s/ STEVEN SIPOWICZ Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

    Each person whose individual signature appears below hereby authorizes and appoints Steven Sipowicz and Alex Hart, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities

/s/ TED F. SPOONER Ted F. Spooner	Chief Executive Officer and Director Principal Executive Officer
/s/ STEVEN SIPOWICZ Steven Sipowicz	Chief Financial Officer Principal Financial and Accounting Officer
/s/ ROBERT G. BARRETT Robert G. Barrett	Director
/s/ ALEX P. HART Alex P. Hart	Director

/s/ ROBERT HURET Robert Huret	Director
/s/ EDMUND P. JENSEN Edmund P. Jensen	Director
/s/ JOHN B. MCCOY John B. McCoy	Director
/s/ RAVI MOHAN Ravi Mohan	Director
/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director
/s/ ANDREW WHITE Andrew White	Director

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	*
Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian's report on Form 8-K filed on December 7, 2000)
2.2	*
Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian's report on Form 8-K filed on December 7, 2000)
3.1	*	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian's Form S-1, as amended, File No. 333-95513)
3.2	*	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian's Form S-1, as amended, File No. 333-95513)
4.1	*	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian's Form S-1, as amended, File No. 333-95513)
4.2	*	Form of Warrant Issued to Bank One
10.1	*	Corillian's Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.2	*	Corillian's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Corillian's Form S-1, as amended, File No. 333-95513)
10.3	*	Corillian's Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.4	*	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian's report on Form 10-Q for the quarter ended March 31, 2000)
10.5	*	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000
10.6	*	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001
10.7	*
Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian's Form S-1, as amended, File No. 333-95513)
10.8	*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian's report on Form 10-Q for the quarter ended September 30, 2000)
10.9	*
Voyager License Agreement between Registrant and Wachovia Operational Services Corporation, dated December 21, 1999 (incorporated by reference to Exhibit 10.4 of Corillian's Form S-1, as amended, File No. 333-95513)
10.10	*
Employment Agreement, dated as of November 24, 2000, between Corillian Corporation and David Hatcher (incorporated by reference from Exhibit 10.10 of Corillian's report on Form 8-K filed on December 7, 2000)

10.11	*
Form of Severance Agreement with Ashok Sharma, Graham Rose, William Shrimpton, Gene Bates and Melvin Gevisser (incorporated by reference from Exhibit 10.11 of Corillian's report on Form 8-K filed on December 7, 2000)
10.12	*	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart
21.1	*	Subsidiaries of the Company
23.1		Consent of KPMG LLP, independent auditors
24.1	*	Power of Attorney (see page 35).

  *
  Previously filed

QuickLinks

PART IV
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS