Form 10-Q
period 2001-09-30
CORILLIAN CORP
filed 2001-11-14
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	91-1795219

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3400 NW John Olsen Place Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)

(503) 629-3300
(Registrant’s telephone number)

Indicate by check mark whether the Regisrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X]    No [   ]

The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2001 was 34,881,611 shares.

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2000	2001

		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,150	$17,482
Accounts receivable	8,649	9,191
Revenue in excess of billing	4,461	12,198
Other current assets	1,711	2,575

Total current assets	63,971	41,446
Property and equipment, net	11,484	14,241
Intangible assets, net	22,769	16,764
Investment in joint venture	2,582	2,188
Other assets	352	329

TOTAL ASSETS	$101,158	$74,968

LIABILITIES & SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$14,681	$9,154
Deferred revenue	5,996	5,614
Current portion of capital lease obligations	384	423
Current portion of long-term borrowings	1,599	2,118
Other current liabilities	12	222

Total current liabilities	22,672	17,531
Capital lease obligations, less current portion	733	410
Long-term borrowings, less current portion	4,532	3,813
Other long-term liabilities	628	1,223

Total liabilities	28,565	22,977

Shareholders’ equity
Common stock	123,203	125,080
Deferred stock-based compensation	(4,164)	(1,954)
Accumulated other comprehensive income (loss)	30	(34)
Accumulated deficit	(46,476)	(71,101)

Total shareholders’ equity	72,593	51,991

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$101,158	$74,968

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

Revenues	$9,515	$15,031	$18,493	$43,934
Cost of revenues	6,977	7,801	14,482	24,612

Gross profit	2,538	7,230	4,011	19,322

Operating expenses:
Sales and marketing	4,033	5,694	10,451	16,040
Research and development	3,305	1,976	9,699	9,357
General and administrative	1,995	3,002	5,422	10,491
Amortization of intangible assets	—	2,038	—	6,119
Amortization of deferred stock-based compensation	1,452	609	4,443	2,033

Total operating expenses	10,785	13,319	30,015	44,040

Loss from operations	(8,247)	(6,089)	(26,004)	(24,718)
Other income (expense), net	655	(174)	1,627	93

Net loss	$(7,592)	$(6,263)	$(24,377)	$(24,625)

Basic and diluted net loss per share	$(0.24)	$(0.18)	$(1.09)	$(0.71)
Shares used in computing basic and diluted net loss per share	32,078	34,779	22,461	34,550

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine-Month Period Ended

	September 30,	September 30,
	2000	2001

Cash Flows from Operating Activities:
Net loss	$(24,377)	$(24,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,260	3,412
Amortization of deferred stock-based compensation	4,443	2,033
Amortization of intangible assets	—	6,119
Issuance of common stock for services	123	—
Issuance of common stock in business combination	1,109	—
Equity in losses of joint venture	101	394
Change in assets and liabilities
Accounts receivable	(3,288)	(553)
Revenue in excess of billing	(3,748)	(7,737)
Other assets	(733)	(951)
Accounts payable and accrued liabilities	5,979	(4,914)
Deferred revenue and other liabilities	581	13

Net cash used in operating activities	(18,550)	(26,809)

Cash flows from investing activities:
Purchase of property and equipment	(4,705)	(6,073)
Purchase of investments	(5,413)	—
Proceeds from the maturities of investments	15,770	—
Investment in joint venture	(3,000)	—

Net cash provided by (used in) investment activities	2,652	(6,073)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	56,041	1,748
Proceeds from long-term borrowings	3,023	1,188
Principal payments on long-term borrowings	(516)	(1,388)
Principal payments on capital lease obligations	(54)	(284)

Net cash provided by financing activities	58,494	1,264

Effect of exchange rate fluctuations on cash and cash equivalents	—	(50)

Increase (decrease) in cash and cash equivalents	42,596	(31,668)
Cash and cash equivalents at beginning of period	8,502	49,150

Cash and cash equivalents at end of period	$51,098	$17,482

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share data)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 26, 2001.

     The condensed consolidated financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

(3) Concentration of Credit Risk

     Results of operations are derived primarily from United States operations and all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s consolidated revenue for the three and nine-month periods ended September 30, 2000 and 2001. Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of September 30, 2001, no customer accounted for more than 10% of Corillian’s consolidated trade accounts receivable balance. Two customers, in total, accounted for approximately 60% of Corillian’s consolidated revenue in excess of billing balance as of September 30, 2001. Loss of or non-performance by these significant customers could adversely affect Corillian’s financial position, liquidity or results from operations.

(4) Comprehensive Income

     Corillian has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting on Comprehensive Income. Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners, including foreign currency translation adjustments. Accumulated other comprehensive income as of September 30, 2001 consisted solely of foreign currency translation losses of $34.

(5) Supplemental Disclosures of Cash Flow Information

	For the Nine-Month Period Ended

	September 30,	September 30,
	2000	2001

Cash paid during the period for:
Interest	$289	$635
Taxes	9	39
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	9	—
Common shares issued in business combination	1,109	306

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

     The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options and a warrant using the treasury stock method, which are not included in calculating net loss per share due to their antidilutive effect:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

Shares issuable under stock options	2,572,097	718,373	2,527,780	1,968,547
Shares issuable under warrants	67,185	—	36,828	—

	2,639,282	718,373	2,564,608	1,968,547

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

Shares issuable under stock options	848,266	4,473,217	466,091	2,772,781
Shares issuable under warrants	—	250,000	—	250,000

	848,266	4,723,217	466,091	3,022,781

(7) Stock-based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

Cost of revenues	$163	$81	$432	$268
Sales and marketing	918	321	2,606	1,078
Research and development	115	49	336	164
General and administrative	256	158	1,069	523

	$1,452	$609	$4,443	$2,033

(8) Segment Information

     Corillian has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Corillian’s chief operating decision maker, as defined under SFAS No. 131, is its chief executive officer.

     (a)  Geographic Information

Corillian derives its revenue from a single operating segment, providing electronic finance software and services. Revenue is generated in this segment through software and service license arrangements.

Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Our results of operations for the three and nine-month periods ended September 30, 2001 include approximately $2.2 million and $6.5 million, respectively, of direct operating expenses related to our international operations, primarily Europe. Corillian’s international operations generated a total of approximately $3.8 million and $8.2 million, respectively, of our consolidated revenues during the three and nine-month periods ended September 30, 2001.

     (b)  Revenues

          Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

License and professional services	$9,000	$13,566	$17,273	$40,893
Post-contractual customer support	192	1,062	466	2,217
Hosting	89	403	301	824
Other	234	—	453	—

	$9,515	$15,031	$18,493	$43,934

(9) Subsequent Event

     In October 2001, Corillian reduced its workforce by approximately 20%. Corillian expects to recognize a cash charge associated with this reduction in workforce of approximately $1.0 million during the fourth quarter of 2001. Corillian expects to realize the full benefit of the reduction in workforce and associated expenses beginning in the first quarter of 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 26, 2001.

Overview

     We license software and provide professional services to financial service providers, such as banks, brokerages, insurance companies and financial portals. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability as Corillian Voyager in a more rapidly deployable, economical solution. Corillian Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard.

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

     Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $71.1 million as of September 30, 2001. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of September 30, 2001, no customer accounted for more than 10% of Corillian's consolidated trade accounts receivable balance. Two customers, in total, accounted for approximately 60% of Corillian's consolidated revenue in excess of billing balance as of September 30, 2001. Loss of or non-performance by these significant customers could adversely affect Corillian's financial position, liquidity or results from operations.

     To date, our results of operations are substantially derived from operations in the United States. Customers who individually accounted for more than 10% of our revenue on a consolidated basis represented 50% and 17%, respectively, of our total revenues for the three-month periods ended September 30, 2000 and 2001. A key component of our strategy is to increase our international sales. As of September 30, 2001, we had 46 employees based outside of the United States in offices in Europe, Australia and Asia.

     In October 2001, Corillian reduced its workforce by approximately 20%. Corillian expects to recognize a cash charge associated with this reduction in workforce of approximately $1.0 million during the fourth quarter of 2001. Excluding this charge and the $1.7 million research and development credit we recognized in the third quarter of 2001, we expect our aggregate fourth quarter 2001 operating expenses to decrease as compared to our aggregate third quarter 2001 operating expenses.

Results of Operations

Revenues

     Revenues increased from $9.5 million and $18.5 million, respectively, for the three and nine-month periods ended September 30, 2000, to $15.0 million and $43.9 million, respectively, for the three and nine-month periods ended September 30, 2001. This increase in revenues is primarily due to software license and professional service sales to an increased number of new and existing customers, an increase in our average transaction size, an increase in the number of end users on our customers’ platforms and an increase in the number of our professional services personnel working on customer projects.

     We believe that our customer growth resulted from greater market acceptance of our solutions by banks and other financial institutions. This increase is also due to increased revenues from our international operations and Corillian Services, Inc. Our international operations generated approximately $3.8 million and $8.2 million, respectively, of consolidated revenues for the three and nine-month periods ended September 30, 2001. Corillian Services, Inc. contributed approximately $1.5 million and $6.9 million, respectively, to our consolidated revenues for the three and nine-month periods ended September 30, 2001. Our international operations and Corillian Services, Inc. generated no revenue during the three and nine-month periods ended September 30, 2000.

Cost of Revenues

     Cost of revenues increased from $7.0 million and $14.5 million, respectively, for the three and nine-month periods ended September 30, 2000, to $7.8 million and $24.6 million, respectively, for the three and nine-month periods ended September 30, 2001. Gross profit increased as a percentage of revenues from 27% for the three-month period ended September 30, 2000, to 48% for the three-month period ended September 30, 2001. Gross profit increased as a percentage of revenues from 22% for the nine-month period ended September 30, 2000, to 44% for the nine-month period ended September 30, 2001.

     This increase in gross profit was primarily due to a reduction in third-party integration expenses, as we transitioned Corillian Services, Inc. personnel to our implementation projects, an increase in higher margin revenue streams such as additional seat license sales and new license sales to existing Voyager customers, the cessation of our royalty obligation during 2000 and improved margins on professional services and post-contractual customer support.

     We increased the number of our professional services personnel from 85 at September 30, 2000, to 186 at September 30, 2001 to increase our capacity to service a larger customer base. Our acquisition of Corillian Services, Inc. in November 2000 has resulted in a decrease in the use of outsourced service providers to perform implementation and customization services on our projects. We expect to continue to rely on our expanded internal staff, including Corillian Services, Inc. personnel, to service our growing customer base and expect the phase-out of outsourced service providers to continue in future periods.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $4.0 million and $10.5 million, respectively, for the three and nine-month periods ended September 30, 2000, to $5.7 million and $16.0 million, respectively, for the three and nine-month periods ended September 30, 2001.

     This increase was primarily attributable to an increase of $1.3 million and $4.1 million, respectively, for the three and nine-month periods ended September 30, 2001, in direct international sales and marketing expenses. During the three and nine-month periods ended September 30, 2001, we incurred direct sales and marketing expenses of $424,000 and $1.2 million, respectively, attributable to Corillian Services, Inc. During the three and nine-month periods ended September 30, 2000, we incurred no direct sales and marketing expenses attributable to Corillian Services, Inc. This increase was also due to increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. We increased the number of our sales and marketing personnel from 79 at September 30, 2000, to 105 at September 30, 2001.

     As a result of the reduction in workforce implemented in October 2001, we expect sales and marketing expenses to decrease in the first two quarters of 2002, as compared with prior comparable periods. Although we expect sales and marketing expenses to decrease in the near-term, these expenses could fluctuate from period to period depending on the timing of new marketing programs and the levels of revenues recognized in each period. Our largest marketing event occurs in the fourth quarter of 2001. We anticipate that our sales and marketing expense will increase in the fourth quarter of 2001 as compared with the third quarter of 2001 due to expenses related to this event.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of our products. Research and development expenses decreased from $3.3 million for the three-month period ended September 30, 2000, to $2.0 million for the three-month period ended September 30, 2001. This decrease was mainly attributable to $1.7 million of funded research and development, which was recorded as a reduction of research and development expense during the three-month period ended September 30, 2001.

     Research and development expenses decreased from $9.7 million for the nine-month period ended September 30, 2000, to $9.4 million for the nine-month period ended September 30, 2001. This decrease was attributable to the $1.7 million of funded research and development noted above and was partially offset by costs associated with the expansion of our research and development organization and increased product development efforts. We increased the number of our research and development personnel from 61 at September 30, 2000, to 75 at September 30, 2001. The nine-month period ended September 30, 2000, included $1.3 million of research and development expense incurred during the second quarter of 2000 related to the acquisition of InterTech Systems, Inc. Research and development expenses, to a certain extent, could fluctuate in future periods due to the additional funding of our research and development activities by portions of customer contracts accounted for under the provisions of SFAS No. 68, Research and Development Arrangements.

     General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses and other general corporate expenses. General and administrative expenses increased from $2.0 million and $5.4 million, respectively, for the three and nine-month periods ended September 30, 2000, to $3.0 million and $10.5 million, respectively, for the three and nine-month periods ended September 30, 2001.

     The increase was primarily attributable to the expansion of our general and administrative personnel from 45 at September 30, 2000, to 63 at September 30, 2001, as well as expenses necessary to support growth in our domestic and international operations. During the three and nine-month periods ended September 30, 2001, our direct international general and administrative expenses increased approximately $368,000 and $1.5 million, respectively, as compared with the three and nine-month periods ended September 30, 2000. During the three and nine-month periods ended September 30, 2001, we incurred direct general and administrative expenses of $588,000 and $2.3 million, respectively, attributable to Corillian Services, Inc. During the three and nine-month periods ended September 30, 2000, we incurred no direct general and administrative expenses attributable to Corillian Services, Inc. In the near term, we expect general and administrative expenses to decrease in absolute dollars as a result of the reduction in workforce implemented in October 2001.

     Amortization of Intangible Assets. Amortization of intangible assets was $2.0 million and $6.1 million, respectively, for the three and nine-month periods ended September 30, 2001, reflecting amortization of customer relationships, workforce and goodwill acquired as part of our acquisition of Corillian Services, Inc. in November 2000.

     Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of our common stock at the time of the grants. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. In addition, this amount includes the fair value of stock options granted to non-employees. Amortization of deferred stock-based compensation decreased from $1.5 million and $4.4 million, respectively, for the three and nine-month periods ended September 30, 2000, to $609,000 and $2.0 million, respectively, for the three and nine-month periods ended September 30, 2001. We expect amortization of approximately $482,000, $993,000, $184,000 and $10,000, respectively, for the remainder of 2001, 2002, 2003, and 2004, respectively, related to these stock options.

Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income (expense), net, decreased from $655,000 and $1.6 million, respectively, for the three and nine-month periods ended September 30, 2000, to ($174,000) and $93,000, respectively, for the three and nine-month periods ended September 30, 2001. This decrease was mainly the result of reduced interest income earned due to lower interest rates and decreased cash and cash equivalents balances as funds raised in Corillian’s initial public offering in April 2000 continue to fund the Company’s operations.

Liquidity and Capital Resources

     At September 30, 2001, we had $17.5 million in cash and cash equivalents consisting of cash, commercial paper and taxable municipal bonds with original maturities less than 90 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $1.7 million was outstanding at September 30, 2001. In November 2000, we obtained a $5.0 million equipment line of credit with a financial institution of which $4.2 million was outstanding at September 30, 2001.

     Net cash used in operating activities was $18.6 million and $26.8 million, respectively, for the nine-month periods ended September 30, 2000 and 2001, respectively. Cash used in operations for the nine-month period ended September 30, 2001, resulted primarily from losses net of non-cash expenses including depreciation and amortization of deferred stock-based compensation and intangible assets, increases in our accounts receivable and revenue in excess of billing, as well as decreases in accounts payable and accrued liabilities.

     Net cash provided by investing activities was $2.7 million for the nine-month period ended September 30, 2000. Net cash used in investing activities was $6.1 million for the nine-month period ended September 30, 2001. Net cash used in investing activities for the nine-month period ended September 30, 2001 was attributable to capital expenditures of $6.1 million relating mainly to our move into our new corporate campus and international facilities. In the fourth quarter of 2001, we expect to contribute an additional $1.0 million to e-Banc LLC, a company in which we invested in June 2000. We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities.

     Net cash provided by financing activities was $58.5 million and $1.3 million, respectively, for the nine-month periods ended September 30, 2000 and 2001, respectively. This decrease was primarily due to $54.7 million received in April 2000 from the issuance of common stock in our initial public offering, the private placement that occurred concurrently with the closing of our initial public offering and the issuance of a warrant to purchase 250,000 shares of common stock concurrently with the closing of our initial public offering. Net cash provided by financing activities for the nine-month period ended September 30, 2001, consisted primarily of the proceeds of $1.2 million from borrowings under our long-term borrowing arrangements and $1.7 million from the issuance of common shares under stock options and the employee stock purchase plan. Additionally, we made principal payments of $1.7 million on long-term borrowings and capital lease obligations.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Corillian believes the adoption of SFAS No. 141 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Corillian is currently assessing but has not yet determined the impact of SFAS No. 142 on the Company’s financial condition, results of operations or liquidity.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. This new statement also supersedes certain aspects of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB Opinion No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on the Company’s financial condition, results of operations or liquidity.

Forward-Looking Statements and Risk Factors

     This document contains forward-looking statements that involve risks and uncertainties that may cause our actual results to differ materially from any forward-looking statement. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in Exhibit 99.1 to this report. Some of these risks are identified for you below, but you are advised to read the more detailed and thorough discussion of the risks we face in our business contained in Exhibit 99.1 to this report.

•	We have a limited operating history and are subject to the risks that our solutions are not adopted by financial service providers or used by consumers.

•	We have a history of losses, we expect to continue to incur losses and we may not achieve or maintain profitability.

•	We may need to raise additional financing to fund our operations and may not be able to raise funds on beneficial terms or at all.

•	A small number of customers account for a substantial portion of our revenues in each period; our business could suffer if we lose customers or fail to add additional customers to our customer base.

•	If we do not develop international operations as expected or fail to address international market risks, we may not achieve anticipated sales growth.

•	If we, or our implementation partners, do not effectively implement our solutions at financial service providers’ facilities, we may not achieve anticipated revenues or gross margins.

•	Acquisitions by us may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	Our products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Competition in the market for Internet-based financial services is intense and could reduce our sales and prevent us from achieving profitability.

•	Our ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

•	We may encounter significant litigation from former employees as a result of our reduction in force in October 2001 or have difficulties in our operations because of our reduced workforce.

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

     We do not use derivative financial instruments. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have limited operations in Europe, Asia and Australia and conduct transactions in the local currency. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

Interest Rate Sensitivity

     At September 30, 2001, we had cash and cash equivalents of $17.5 million, which consist mainly of cash and highly liquid short-term commercial paper and taxable municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. Substantially all of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more revenues from international markets, and those revenues could be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be adversely affected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 20, 2000, S1 Corporation, one of our competitors, filed a patent infringement lawsuit against us in the Northern District Court of Georgia. According to the complaint filed by S1, S1 claims that we are infringing a patent that was issued to S1 in February 2000. S1 seeks injunctive relief prohibiting us from infringing its patent, a court order requiring us to recall all copies of our software that infringe its patent, an award of unspecified monetary damages and attorneys’ fees and costs. We believe, based on advice from our patent counsel, that we do not infringe any valid claims of this patent. We are vigorously contesting S1’s claims. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management’s time and resources to defend the lawsuit could seriously harm our business, results of operations, financial condition and liquidity.

     In April 2000, KeyBank National Association brought a lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio against one of our employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and used trade secrets of KeyBank in performing work for us. We investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing services for us. We continue to employ this employee. In January 2001, KeyBank named us as a party to the lawsuit, alleging that we used KeyBank’s trade secrets and confidential information in performing work for some of our customers. KeyBank is seeking an injunction and unspecified monetary damages. We filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that we disclosed to KeyBank when we shared our technology with them in November 1998. We are seeking an injunction and unspecified monetary damages. We intend to vigorously contest KeyBank’s claims and pursue our counterclaim. An outcome that is adverse to us, costs associated with defending the lawsuit and the diversion of management’s time and resources to defend the lawsuit could seriously harm our business, results of operations, financial condition and liquidity.

     Corillian is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds

     On April 17, 2000 we completed our initial public offering by issuing 4,600,000 shares of common stock (including shares issued upon the exercise of the underwriters’ over-allotment option), issued 2,625,000 shares of common stock in a private placement that occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs. The effective date of our prospectus and related registration statement (Commission No. 33—95513) was April 12, 2000.

     During the nine-month period ended September 30, 2001, we incurred capital expenditures of approximately $6.1 million for leasehold improvements for our new corporate campus and international facilities as well as other purchases of equipment. We made principal payments of $1.7 million on long-term borrowings and capital lease obligations during the nine-month period ended September 30, 2001.

     We intend to use the remaining net proceeds from these sales of securities for research and development activities, capital expenditures, sales, marketing and administrative expenses and for working capital and general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 8, 2001, Corillian held its annual meeting of shareholders in Portland, Oregon. Holders of 25,742,475 shares were represented at the meeting, either in person or by proxy. At this meeting, Andrew Ian White, Alex P. Hart and Robert G. Barrett were elected as Class 1 Directors. The terms of Ted F. Spooner, Ravi Mohan, John B. McCoy, Jay N. Whipple III and Edmund P. Jensen continued after the meeting because their classes were not up for re-election. The votes cast in favor of and withheld from the director nominees were as follows: Andrew Ian White, 25,398,192 for and 344,283 withheld; Robert G. Barrett, 25,579,630 for and 162,845 withheld; and Alex P. Hart, 25,416,950 for and 325,525 withheld. The shareholders approved of an amendment to Corillian’s 2000 Stock Incentive Compensation Plan to increase the number of shares subject to the plan by 1,000,000. Of the shares voted on this amendment, 23,281,579 were in favor of the amendment, 2,455,075 were against this amendment, and 5,821 shares were abstained. The shareholders approved of an amendment to Corillian’s 2000 Employee Stock Purchase Plan to increase the number of shares subject to the plan by 66,667. Of the shares voted on this amendment, 25,641,709 were in favor of the amendment, 95,725 were against this amendment, and 5,041 shares were abstained. The shareholders also ratified Corillian’s selection of KPMG LLP as Corillian’s independent auditors for fiscal 2001. Of the shares voted on this ratification, 25,433,192 were in favor of the ratification, 308,187 were against the ratification, and 1,096 shares were abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

99.1	Risk Factors

(b)     Reports on Form 8-K

     A report on Form 8-K regarding Corillian’s press release that announced its financial results for the second fiscal quarter of 2001 and providing a business outlook for the remainder of fiscal 2001 was filed with the Securities and Exchange Commission on July 27, 2001.

SIGNATURE

     Pursuant to the requirements Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2001.

CORILLIAN CORPORATION

By:	/s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Risk Factors