Form 10-K
period 2001-12-31
CORILLIAN CORP
filed 2002-03-27
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, no par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting and nonvoting common stock held by non-affiliates as of March 18, 2002 was $57,135,334 based on the closing price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 35,239,057 shares of the Registrant’s Common Stock issued outstanding on March 18, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 8, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORM 10-K

PART I

Item 1.     Business

Overview

      We are a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Our solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, web content management and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Our solutions integrate into existing database applications and systems and enable our customers to monitor transactions across all systems in real time. Our solutions are also designed to scale to support millions of users. Our current Corillian Voyager customers include Chase Manhattan Bank, Bank One, Wachovia Bank and SunTrust Bank.

Industry Background

      The Internet has become an integral part of the daily lives of millions of consumers because of the functionality and convenience it offers. In addition to more traditional uses such as email, the Internet is being used increasingly to conduct financial transactions and deliver financial services. Internet users are increasingly demanding Internet-based financial services, such as access to financial information over the Internet, real-time access to stock quotes and investment portfolio information, and Internet bill payment services. The benefits that consumers derive from Internet-based financial services include:

•	24 hour, real-time access to information and financial services from any Internet device;

•	convenient and inexpensive bill presentment and payment tools;

•	improved personal finance management; and

•	the presentation of comprehensive, consolidated financial data.

      As a result of these benefits, personal finance content is one of the most popular content categories on the Internet.

      The growth in Internet usage and the popularity of personal finance content have changed the competitive landscape of the financial service industry by attracting new competitors that face lower barriers to entry. Examples of these are Internet brokerages and portals, such as E*Trade, Schwab, AOL, Quicken.com, MSN and Yahoo!, that have established Internet sites that offer consumers real-time access to personalized financial information. We believe these new competitors within the financial service industry will need to enhance and expand their Internet-based financial services to attract new customers and retain and capture greater attention from their existing customers.

      Within this environment, we believe many traditional financial institutions, such as banks, insurance companies and full-service brokerages, risk losing customers if they do not use the Internet to offer Internet-based financial services. Financial institutions, especially banks, have traditionally adopted technologies that have allowed them to create closer, more profitable relationships with their customers. With the rise of the Internet, many financial institutions are recognizing they will require more cost-effective Internet-based financial solutions with greater functionality to help them differentiate their service and product offerings and expand their market share.

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

      Corillian Voyager consists of a software platform and a menu of applications built upon that platform, all of which we can provide on a hosted basis or which can run on our customers’ premises. Corillian Voyager integrates with our customers’ existing databases and systems and enables them to monitor transactions across all systems in real time. We have developed software applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, web content management and online customer relationship management. We can provide our customers with wireless delivery capabilities for all of these applications.

      Corillian Voyager SE is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability as Corillian Voyager in a more rapidly deployable, economical solution. Voyager SE services include Internet banking, bill payment, the complete integration of the Open Financial Exchange (OFX) data standard, online customer relationship management, targeted marketing and web content management. Voyager SE can be connected to a variety of host systems in as little as 60 to 90 days and involves less customization than the Corillian Voyager platform. Voyager SE is hosted in Corillian’s state-of-the-art data center in Oregon.

      We believe our products and services provide the following benefits to our customers:

      Accelerated Time to Market. Using the Corillian Voyager platform or Corillian Voyager SE, financial institutions can deploy Internet-based financial services to their customers within as little as 60 to 90 days, depending on the complexity of the project and the degree of customization involved with the project. In addition, we provide comprehensive systems integration and implementation services and customer support to complement the flexible architecture of our solutions.

      Highly Scalable and Extensible Platform. Our software platform has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than 3.5 million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication, Open Financial Exchange for financial transactions, and Microsoft’s Distributed interNet Applications Architecture for Financial Services for interoperability. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet-connected point-of-presence.

      Flexibility and Control. We offer our customers the option of hosting the Corillian Voyager platform on their own premises or having Corillian Voyager hosted in our managed facility. Our customers may request that we host their Corillian Voyager deployment because they lack sufficient resources or the appropriate systems to host Voyager on their premises. In addition, our customers can reduce their information technology costs by outsourcing application hosting services with us. We offer customers the opportunity to transfer operation of Corillian Voyager to their own premises at any time. Corillian Voyager SE is hosted in our state-of-the-art data center, but each financial institution has the option of migrating the software to its own premises at any time. This flexibility provides our customers with the option to gain operational control of a Corillian Voyager SE deployment over time as their needs and desires change.

      Advanced Technology and Continued Innovation. We believe our solutions provide the only comprehensive solution with a broad range of retail applications that can be delivered on the desktop or by wireless access. We offer certified Internet financial applications using the Open Financial Exchange data standard, and we have helped to define industry standards such as Microsoft’s Distributed interNet Applications Architecture for Financial Services.

      Reduced Cost of Internet Operations. Our products lower the costs associated with our customers’ Internet operations primarily by reducing the cost of internal development. Our software solutions provide all of the functionality for Internet-based financial services in a single comprehensive package. This eliminates the cost of purchasing, integrating and installing separate solution components from multiple vendors.

Strategy

      Our objective is to be the leading global provider of Internet finance solutions to both traditional and emerging Internet financial service providers. To that end, we seek to establish Corillian Voyager and Corillian Voyager SE as the platforms of choice for Internet finance. To achieve this objective, we intend to pursue the following strategies:

      Increase Market Share. To date, we have focused our sales and marketing efforts to target the largest financial service providers. We intend to continue targeting large, industry-leading financial service providers by increasing our sales and marketing efforts. We have developed other markets, including small to mid-size financial institutions, insurance companies and brokerages, and we intend to continue to focus our efforts on expanding our penetration of these markets with products and services like Corillian Voyager SE.

      Expand Breadth of Product and Service Offerings. Our current financial applications include features for Internet banking, electronic bill presentment and payment, interfacing with personal finance managers through the Open Financial Exchange data standard, small business banking, data aggregation, online customer relationship management, web content management and access to wireless devices like the Palm VII. We intend to expand our product offerings to include new features, such as wealth management.

      Leverage and Expand Strategic Relationships. We intend to leverage our relationships with leading systems integrators and value-added resellers to extend our reach and provide our customers with more comprehensive, customized solutions. We intend to continue to expand and build additional relationships with value-added resellers. In addition, we believe that forging relationships with key technology vendors is critical to delivering a comprehensive solution to financial service providers. Our strategic partners include Microsoft, Compaq, Unisys and NCR Corporation. We intend to develop additional relationships to expand the scope of our functionality, and for co-marketing and distribution purposes.

      Increase International Sales. As the Internet adoption rate accelerates internationally, we believe international financial services will rapidly follow the transformation seen in the United States. We believe significant international market demand will exist for Internet finance solutions as financial institutions in Europe and Asia, in particular, move to deliver services on the Internet. In 2000, we opened an office in London, England, to serve as the headquarters for our international expansion and signed our first European customer, Eurobank. In 2001, we opened an office in Kuala Lumpur, Malaysia and signed three of the top five banks in Malaysia. We intend to continue to leverage our assets internationally, both through direct sales channels and indirect sales partners.

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

Products and Services

      Our solutions enable financial institutions, Internet portals and other Internet financial service providers to offer their customers a variety of financial services over the Internet, including Internet banking, electronic bill presentment and payment, web content management and data aggregation. We also offer a variety of services to support our customers throughout the process of implementing and maintaining our solutions.

Voyager — The Operating System for eFinanceTM

      Corillian Voyager. Corillian Voyager is a software platform upon which we have built a menu of applications, all of which we can provide on a hosted basis or which can run on our customers’ premises. Corillian Voyager has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than 3.5 million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication, Open Financial Exchange for financial transactions, and Microsoft’s Distributed interNet Applications Architecture for Financial Services for interoperability. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence.

      Corillian Voyager SE. Corillian Voyager Special Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Corillian Voyager SE applications include all applications available within the Corillian Voyager platform. Corillian Voyager SE can be connected to a variety of host systems in as little as 60 to 90 days and involves less customization than the Corillian Voyager platform. Corillian Voyager SE is hosted in Corillian’s state-of-the-art data center in Oregon.

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

      Corillian Payments. Our Corillian Payments application enables financial service providers to offer their customers electronic bill payment services and to deliver bills to their customers through a standard Internet page, through supported personal finance management software, such as Quicken or Microsoft Money, or as a digital image of a scanned paper bill. A financial service provider can choose to deliver its own bills, the bills of direct billing businesses, or the bills of third-party bill presentment providers, such as CheckFree or Metavante. By consolidating all bill presentment and payment options, our solution enables Internet users to pay bills in the same program where they do most of their financial transactions. This application also enables financial institutions to extend their product and service features for their customers and to present bills on behalf of their business customers.

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

      eCRM. Our eCRM application provides financial institutions with the tools to gather, organize and capitalize on information collected within the Voyager system and to monitor and administer other applications in the Voyager system. Using this application, financial institutions can generate comprehensive reports regarding the financial transactions of their customers, view Internet usage, track new customer additions and manage targeted advertising campaigns. Advertisements can be customized using customer profile information gathered from the financial institutions’ data systems and from data derived from customer usage of the Voyager system. For example, a financial institution can segment customers who have a balance of $10,000 or greater in a savings account, pay three credit cards online, and have a high profitability index, and establish a targeted marketing campaign for selling certificates of deposit to these customers. Our application can react immediately to customer profile changes and terminate messages to customers who have already purchased the marketed product.

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

      Corillian OneSource Register. Our Corillian OneSource Register (OSR) application enables a financial institution to provide its customers with a customer-driven online check registry and to control and enhance its data aggregation offering. Data aggregation allows a financial institution to acquire and aggregate financial information from different banks, brokerages and other financial service providers and deliver this content to its customers through its website. Using Corillian OSR, a financial service provider can control elements of the data aggregation process itself, supplement the content provided by data aggregation service providers, such as Yodlee, with content acquired through the OFX data standard and enhance the presentation of aggregated content for its customers through online check registries. As a result, a financial institution’s customer can see all of his or her financial information from different accounts in one place in a comprehensive and feature-rich manner and only needs to remember one login identification name and password to access all of this financial information.

      Corillian Personalization Manager. Corillian Personalization Manager provides financial institutions with a complete set of presentation layer tools that enable rapid and easy administration of their websites. Corillian Personalization Manager enables the integration of different feeds of content from different business sites and applications, either within a financial institution or from third parties. Financial institutions can also deliver personalized content to consumers based on their profile information. This can include different content for different consumers or consumer segments, as well as a selection of different presentation themes. In addition, consumers can personalize their websites by choosing content and placing it on the page in the order they would like to view it and by choosing different website presentation themes.

      Certified Solutions. We seek to provide our customers with a comprehensive solution for their Internet finance initiatives. Our products adhere to existing industry standards and have been designed using open standards so that they can integrate with the products developed by third parties. Voyager-Certified Solutions are software packages developed by our technology partners for integration into the Corillian Voyager platform. Voyager-Certified Solutions include applications such as the Wireless Finance application and the Data Aggregation application and are offered through partnerships with companies such as 724 Solutions, Air2Web and Yodlee. These solutions are put through the rigors of our certification testing, so our customers are able to seamlessly integrate best-of-breed solutions into their Internet platforms.

Professional Services

      We offer a package of professional services designed to fulfill our customers’ needs throughout the process of product design, implementation and operation. Our services include:

      Implementation Services. Our implementation services begin during the pre-sales stage. Our implementation experts perform an analysis of a potential customer’s product requirements and determine how these products can best be integrated with the customer’s existing host infrastructure. We then develop a site survey and a project plan recommendation. Once we are chosen to install our applications, our professional service team works with the customer to ensure that every solution is integrated with the customer’s existing financial transaction system for delivery over the Internet. If necessary, we write custom interfaces to handle transaction requests, validate those requests and convert them to a standard format for Internet-based presentation or to the Open Financial Exchange format for delivery to personalized financial management software. We also customize our Internet templates to provide our customers with a user interface that complements their brand recognition, design elements, color schemes and corporate logos. The implementation process is generally completed in 90 to 270 days, depending on the complexity of the project. The fees for our implementation services vary from project to project, depending on the size of the customer and the products and services selected by the customer.

      Hosting Services. We offer hosting services to our customers that prefer to have us handle all of their Internet-based financial systems. Under this service option, the Corillian Voyager servers reside at our managed facility, and our staff monitors and maintains the servers. Our services include weekly log auditing, installation and configuration of servers, and staff to help our customers manage system performance and daily operations. For Corillian Voyager customers, we charge a monthly hosting fee that varies based on the needs of the customer and the scope of its online services. Hosting is included in all Corillian Voyager SE sales, and the hosting fees are included in the monthly fees we charge for this product.

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

      Support Services. We offer several levels of technical and maintenance support for our customers. These levels are designed to meet our customers’ needs and those of their customers. Our support fees vary based on which level of support the customer selects. In addition to technical support, we provide annual maintenance support for each customer. These maintenance services entitle the customer to updates and modifications of our solutions.

      Training Services. We make available to our customers a variety of training services and supporting materials to help them use our applications. All courses are led by our staff and can be conducted at either a customer’s location or at our headquarters.

Customers

      We target large financial institutions, financial portals and other financial service providers that are seeking scalable, reliable and advanced solutions that enable them to offer Internet-based financial services. We have provided our solutions primarily to two major industry groups — large financial institutions (primarily banks) and large credit unions. In 2001, one customer represented more than 10% of our revenue. As of December 31, 2001, we had 56 Internet banking customers, compared to 44 as of December 31, 2000.

Strategic Alliances and Partnerships

      We have marketing, technology and resale alliances with a number of companies in the technology and financial services industries and will continue to pursue new alliances with additional companies within these industries. These alliances are intended to help us address new vertical markets and market segments and to enable us to provide our customers with access to additional resources and technology to enhance and customize our solutions. Some of our more significant strategic partners include:

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

Microsoft

      Microsoft is the publisher of the Windows 2000 Server network, the Microsoft Money personal financial management program and Microsoft’s new Money Explorer and MSN Money Professional products and services, and the provider of the financial portal, MoneyCentral. In 2001, Corillian and Microsoft signed a multi-year alliance agreement to deliver a joint enterprise eFinance solution to financial institutions worldwide. The agreement spans technology development, marketing, sales and support of solutions based on the Corillian Voyager platform, Microsoft Windows 2000 Server network operating system, and .NET, Microsoft’s platform for XML web services. Corillian also became the preferred reseller for Microsoft’s new Money Explorer and MSN Money Professional products and services.

NCR

      In February 2001, we entered into an agreement with NCR that provides for NCR to use the Corillian Voyager platform as its core consumer banking component for mid- to large-sized financial institutions. NCR is a leader in providing Relationship TechnologyTM solutions to customers worldwide in the retail, financial, communications, manufacturing, travel and transportation, and insurance markets. NCR will customize the Corillian Voyager software to allow financial institutions greater flexibility in delivering Internet financial services to their customers. NCR’s Internet banking service is run in a managed server model from its secure and high availability data centers in Columbia, Md. and Dallas, Texas.

PricewaterhouseCoopers

      In November 2000, we entered into an agreement with PricewaterhouseCoopers to collaborate on software development and systems integration for the financial services industry. PricewaterhouseCoopers is the world’s largest professional services organization. As part of the agreement, PricewaterhouseCoopers will implement the Corillian Voyager platform to help financial institutions worldwide provide Internet finance-enabling products and services to their customers.

Unisys

      In January 2001, we entered into a reseller and integration agreement with Unisys. Unisys is a global full-service provider of financial services solutions, providing domain knowledge and expertise, front- to back-office software applications, innovative technology, and comprehensive services. Utilizing its systems integration experience and expertise, Unisys will sell, implement and support the Corillian Voyager platform to help financial institutions worldwide provide Internet-based financial services to their customers.

Yodlee

      In July 2000, we entered into an agreement with Yodlee to develop and market a product that integrates our Corillian Voyager platform with Yodlee’s data aggregation service. Under the terms of the agreement, Corillian and Yodlee will jointly market and sell a new, integrated banking and aggregation solution to global financial institutions. The bundled offering utilizes our expertise with the OFX data standard and Yodlee’s industry-leading data aggregation platform. The service can either be deployed on a hosted basis by Yodlee or through our Corillian Voyager platform.

Sales and Marketing

      We sell our software and services primarily through our direct sales organization. As of December 31, 2001, our sales force consisted of 17 personnel operating worldwide. Our direct sales efforts have historically been focused on domestic financial service providers, such as banks, insurance companies and credit unions, but in the third quarter of 2000, we increased our focus on international financial service providers. We complement our direct sales efforts through joint sales and marketing arrangements with Internet-based technology vendors, such as Unisys and NCR.

      Our sales process features a multi-tiered approach that requires the involvement of our field sales personnel, our technical professionals and members of our senior management. Our sales process simultaneously targets senior business executives, personnel responsible for Internet-based initiatives and systems engineers. We employ this multi-level approach to accelerate the purchasing cycle. For Voyager SE, which is targeted at small to mid-sized financial institutions, we rely on a combination of telemarketing, Internet-based marketing and direct sales.

      Our products are complex, and sales and implementations can be delayed due to our customers’ procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, our sales cycle can vary significantly and typically ranges from three to nine months.

Research and Development

      As of December 31, 2001, our product development staff consisted of 104 engineers. Their development efforts are focused on:

•	Enhancements to Existing Products and Services. We continue to update and modify our solutions to enhance quality, performance and scalability, to extend functionality to address our customers’ changing needs, and to take advantage of improved technology within our industry.

•	Developing New Products and Services. We are working to expand our product and service offerings. We intend to expand our product offerings to include new retail functions, such as wealth management.

•	Participating in Technology Testing and Collaboration. We have participated in the development of industry data standards and will continue to collaborate with companies to develop new technologies and to encourage the adoption and implementation of open standards that can foster and simplify the exchange of financial information through the Internet.

Competition

      The market for providing solutions to the Internet financial services industry is highly competitive, and we expect that competition will intensify in the future. We compete with a variety of companies in various segments of the Internet-based financial services industry, and our competitors vary in size and in the scope and breadth of the products and services they offer. In the area of Internet consumer banking, we primarily compete with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 and Financial Fusion. Within this market segment, we also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere, and the internal information technology personnel of financial institutions that want to develop their own solutions. In addition, vendors such as Digital Insight, FundsXpress, and Online Resources and Communications, who primarily target community financial institutions, occasionally compete with us for large financial institutions and compete with us regularly for smaller financial institutions to which we primarily market our Corillian Voyager SE product. Several of the vendors offering data processing services to financial institutions, including EDS, Fiserv, Jack Henry and M&I Data Services, offer their own Internet banking solutions. Local competition for Internet consumer banking services is provided by many smaller Internet service outsourcing companies located throughout the United States. Our primary competition for providing the business banking services that financial institutions offer their commercial customers are vendors of cash management systems for large corporations such as ADP, Magnet and Politzer & Haney.

      Our applications also compete with companies that offer solutions with similar functionality to our solutions, such as Broadvision and Vignette for targeted marketing solutions; Just-in-Time for electronic bill presentment and payment solutions; and Yodlee for aggregated financial data solutions. We also compete with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial institutions, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings.

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

      We believe that our ability to compete successfully depends upon a number of factors, including:

•	our market presence with financial service providers;

•	the reliability, scalability, security, speed and performance of our solutions and services;

•	the comprehensiveness, ease of use and service level of our products and services;

•	our ability to continue to interface with financial service providers and their technology;

•	our pricing policies and the pricing policies of our competitors and suppliers;

•	the timing of introductions of new products and services by us and our competitors; and

•	our ability to meet our customers’ expectations.

      We expect competition to increase significantly as new companies enter our market and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and more products than us. For example, in the past two years, S1 acquired Edify, F.I.C.S. and QUp, and Digital Insight acquired nFront and Virtual Financial.

Intellectual Property

      Although we believe our success is more dependent upon our technical expertise than our proprietary rights, our future success and ability to compete is dependent in part upon our proprietary technology. We have received registrations for Corillian and our logo as our trademarks. None of our technology is patented, but we have established an internal patent team of engineers and in-house counsel to monitor and evaluate as part of the new product development cycle our technologies and business methods for patentability. We have several patent applications pending in the United States Patent and Trademark Office but have not been issued any patents.

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

      If enacted or deemed applicable to us, some laws, rules or regulations applicable to financial service activities could render our business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Our customers must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them. We may become subject to direct regulation as the market for our business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting our customers’ businesses, could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

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

Employees

      As of December 31, 2001, we had a total of 327 full-time employees, including 152 in operations, 16 in marketing, 51 in sales, 62 in technology and 46 in general and administration. None of our work force is unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We May Need to Raise Additional Financing to Fund Our Operations and May Not Be Able to Raise Funds on Beneficial Terms or at All

      Because we have a history of losses and have limited cash resources, we may have to raise financing in the near future to fund our operations. If we are required to raise financing, we may be required to sell equity or debt securities at severely discounted prices and with terms that are superior to the rights of our common shareholders, or we may not be able to raise financing at all. If we sell equity or debt securities, the price of our common stock could decrease significantly, and the interests of our common shareholders could be diluted substantially.

We Have a History of Losses, We Expect to Continue to Incur Losses and We May Not Achieve or Maintain Profitability

      We may never generate sufficient revenues for profitability. We have incurred substantial net losses in every quarter since we began operations, and we expect that we will continue to lose money at least through the end of 2002. We incurred net losses of $49.3 million for the year ended December 31, 2001 and as of that date we had an accumulated deficit of $95.8 million. If we do not sign contracts with new customers or license additional software to existing customers, we will incur significant operating losses in future quarters.

We Have a Limited Operating History and Are Subject to the Risks that Our Solutions Are Not Adopted by Financial Service Providers or Used by Consumers

      We were incorporated in April 1997. Accordingly, we have a limited operating history with which you can evaluate our business and prospects. Our business is new and will not be successful unless consumers adopt wide usage of Internet-based financial services and financial service providers choose our solutions to deliver those services. In addition, our prospects must be considered in light of the risks and uncertainties encountered by early stage companies in new and rapidly evolving markets such as the Internet-based financial services market.

Our Quarterly Results Fluctuate Significantly and May Fall Short of Anticipated Levels, Which May Cause the Price of Our Common Stock to Decline

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

The Market Price for Our Common Stock, Like Other Technology Stocks, May Be Volatile

      The value of your investment in Corillian could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	our failure to meet analysts’ performance expectations; and

•	lack of liquidity.

      The stock markets have recently experienced stock price and volume volatility that has affected companies’ stock prices. The stock markets may continue to experience volatility that may adversely affect the market price of our common stock. Stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to their operating performance. Fluctuations such as these may affect the market price of our common stock.

      As of December 31, 2001, the 52-week high and low trading prices of our common stock, as reported on Nasdaq, were $14.00 and $1.10, respectively.

Our Products’ Lengthy Sales Cycles May Cause Revenues and Operating Results to Be Unpredictable and to Vary Significantly From Period to Period

      The sale and implementation of our products and services are often subject to delays because of our customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, the time between the date of initial contact with a potential customer and the execution of a contract with the customer typically ranges from three to nine months. In addition, our prospective customers’ decision-making processes require us to provide a significant amount of information to them regarding the use and benefits of our products. We may expend substantial funds and management resources during a sales cycle and fail to make the sale.

We May Not See Increased Demand for Our New Corillian Voyager SE Product, and We May Need to Raise Additional Financing If We Experience Significant Demand for Corillian Voyager SE

      Our Corillian Voyager SE product is relatively new, and we do not have a significant number of customers using this product. We may not be successful in obtaining customers for this new product. We have recently reengineered our software to be able to install multiple financial institutions on a single set of hardware, which we expect will allow us to achieve cost savings and compete more effectively in the smaller financial institution market. However, we may experience difficulties in installing this new software and achieving the cost savings we anticipate achieving through installing multiple financial institutions on a single set of hardware. If we encounter significant difficulties, our expenses on Corillian Voyager SE transactions may exceed our revenue from such transactions.

      The payment terms for a standard Corillian Voyager SE transaction require the financial institution to pay for the software, hosting and support over a three-year period. However, most of the expenses associated with a Corillian Voyager SE transaction are incurred in the first year following the transaction. For this reason, we do not expect to recoup our cash investment in a Corillian Voyager SE transaction until the second or third year of the transaction. If we experience significant demand for Corillian Voyager SE, we may need to raise additional financing.

We May Not Achieve Anticipated Revenues if We Do Not Successfully Introduce New Products or Develop Upgrades or Enhancements to Our Existing Products

      To date, we have derived substantially all of our revenues from licenses and professional and support services related to our Corillian Voyager product and its related applications. We expect to add new products by acquisition, partnering or internal development and to develop enhancements to our existing products. New or enhanced products may not be released on schedule and may not achieve market acceptance. New products or upgrades to existing products may contain defects when released, which could damage our relationship with our customers or partners and further limit market acceptance of our products and services. If we are unable to ship or implement new or enhanced products and services when planned, or fail to achieve timely market acceptance of our new or enhanced products and services, we may lose sales and fail to achieve anticipated revenues.

If We, or Our Implementation Partners, Do Not Effectively Implement Our Solutions at Financial Service Providers’ Facilities, We May Not Achieve Anticipated Revenues or Gross Margins

      Our solutions are complex and must integrate with complex data processing systems at our customers’ facilities. Implementing our solutions at these facilities is a lengthy process, generally taking between 90 and 270 days to complete. In addition, we generally recognize revenue on a percentage completion basis, so our revenue is often dependent on our ability to complete implementations within the time periods that we establish for our projects. We rely on a combination of internal implementation teams and outsourced implementation teams for our implementations. If these teams encounter significant delays in implementing our solutions for a customer or fail to implement our solutions effectively or at all at a customer’s facility, we may not be able to recognize any revenue from the contract or be required to recognize negative revenue from the contract if our revised project estimates indicate that we recognized excess revenues in prior periods. In addition, we may incur monetary damages or penalties if we are not successful in completing projects on schedule.

If We Do Not Develop International Operations as Expected or Fail to Address International Market Risks, We May Not Achieve Anticipated Sales Growth

      To increase our revenues, we are pursuing international sales and partnership opportunities and have opened international offices. International expansion of our business may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally. We will need to form additional relationships with partners worldwide. These activities require investments of time and capital from us. If we are unable to develop international operations and international sales on a timely basis or at all, we may not achieve anticipated sales growth, gross margins or operating results. If we are successful in developing international sales, we will be subject to a number of risks associated with international operations, including:

•	longer accounts receivable collection cycles;

•	expenses associated with localizing products for foreign markets;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties in hiring qualified local personnel and complying with disparate labor laws;

•	foreign currency exchange rate fluctuations;

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; and

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

      If we fail to address these risks, our results of operations and financial condition may be adversely affected.

The Market for Internet-Based Financial Services Has Only Recently Begun to Develop, and if Consumers Do Not Widely Use Internet-Based Financial Services, Our Results of Operations and Financial Condition Could Be Harmed

      We cannot predict the size of the market for Internet-based financial services, the rate at which that market will grow, or whether consumers will widely accept Internet-based financial services such as those enabled by our products. Any event that results in decreased consumer use of financial services in general and Internet-based financial services in particular could harm our results of operations and financial condition. We expect to continue to depend on Internet-based financial products and services for substantially all of our revenues in the foreseeable future. However, the market for Internet-based financial services has only recently begun to develop. Critical issues concerning commercial use of the Internet for financial services — including security, reliability, privacy, ease and cost of access, and quality of service — are still evolving. Changes in economic conditions and unforeseen events, including recession, inflation or other adverse occurrences, may result in a decline in the use of financial services in general, and less consumer demand for Internet-based financial products and services in particular, each of which could have a material adverse effect on our results of operations and financial condition.

Competition in the Market for Internet-Based Financial Services Is Intense and Could Reduce Our Sales and Prevent Us from Achieving Profitability

      The market for Internet-based financial services is new, intensely competitive, highly fragmented and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share for our products and services. We compete with a number of companies in various segments of the Internet-based financial services industry, and our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors for software platforms designed to enable financial institutions to offer Internet-based financial services, both domestically and internationally, include S1, Digital Insight, Financial Fusion, Online Resources and Communications and Metavante. We also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere. Within this segment of our industry, many companies are consolidating, creating larger competitors with greater resources and a broader range of products.

      Some of our applications also compete with companies that offer solutions with similar functionality to our solutions, such as Broadvision and Vignette for targeted marketing solutions, Just-in-Time for electronic bill presentment and payment solutions, and Yodlee for aggregated financial data solutions. We also compete with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, our customers may develop competing products. For example, a bank or brokerage may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions, including EDS, Fiserv, Jack Henry and Metavante, also offer Internet banking solutions that compete with our solutions.

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

A Small Number of Customers Account for a Substantial Portion of Our Revenues in Each Period; Our Results of Operations and Financial Condition Could Suffer if We Lose Customers or Fail to Add Additional Customers to Our Customer Base

      We derive a significant portion of our revenues from a limited number of customers in each period. Accordingly, if we fail to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenues would be adversely affected. In 2001, one customer accounted for approximately 16% of our consolidated revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each quarter in the foreseeable future. If a customer terminates a Voyager contract with us early, we would lose ongoing revenue streams from annual maintenance fees, hosting fees, professional service fees and potential additional license and service fees for additional increments of end users and for other Voyager applications.

Consolidation in the Financial Services Industry Could Reduce the Number of Our Customers and Potential Customers

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

      In addition, an existing or potential customer may be acquired by or merged with one of our existing customers that licenses our products under a contract with more favorable terms and that can be applied to the acquired customer’s business operations. This may result a reduction in our anticipated revenue from the acquired customer.

      Recently, one of our customers, Wachovia Corporation, was acquired by First Union. The combined entity may decide to terminate its relationship with us. This would substantially reduce the likelihood that we would obtain future revenue from this customer.

If We Lose Key Personnel, We Could Experience Reduced Sales, Delayed Product Development and Diversion of Management Resources

      Our success depends largely on the continued contributions of our key management, technical, sales and marketing and professional services personnel, many of whom would be difficult to replace. If one or more members of our key employees were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources. We do not have employment agreements with our senior managers or other key personnel. We maintain “key person” life insurance in the amount of $2.0 million on Ted F. Spooner, our Chief Executive Officer, but this amount likely would be inadequate to compensate us for the loss of his services.

Acquisitions May Be Costly and Difficult to Integrate, Divert Management Resources or Dilute Shareholder Value

      We have made strategic acquisitions in the past and in the future may acquire or make investments in complementary companies, products or technologies. We may not be able to successfully integrate these companies, products or technologies. In connection with these acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets or incur large and immediate write-offs of goodwill or other intangible assets.

      Future acquisitions also could pose numerous additional risks to our operations, including:

•	problems combining the purchased operations, technologies or products;

•	problems integrating the business models of acquisition targets with ours;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.

If We Become Subject to Intellectual Property Infringement Claims, These Claims Could be Costly and Time Consuming to Defend, Divert Management Attention or Cause Product Delays

      Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. We expect that software product developers and providers of Internet-based financial services will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

      There has been substantial litigation in the software and Internet industries regarding intellectual property rights. We have been subjected to infringement claims in the past. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property.

      In April 2000, KeyBank National Association brought a lawsuit against one of our employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and misappropriated trade secrets of KeyBank and used them in performing work for us. We investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing any substantial services for us. We continue to employ this employee. In January 2001, KeyBank named us as a party to the lawsuit, alleging that we misappropriated KeyBank’s trade secrets and confidential information and used them in performing work for some of our customers. KeyBank is seeking unspecified monetary damages. We filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that we disclosed to KeyBank when we shared our technology with them in November 1998. We are seeking unspecified monetary damages. We intend to vigorously contest KeyBank’s claims and pursue our counterclaim. An outcome that is adverse to us, costs associated with the lawsuit and the diversion of management’s time and resources to defend the lawsuit could seriously harm our business, results from operations, financial condition and liquidity.

Network or Internet Security Problems Could Damage Our Reputation and Business

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

We May Incur Substantial Losses From Non-Operating Activities, Such as Our Minority Investments in Other Companies, or Lose the Entire Amount We Have Invested in Other Companies

      In the second fiscal quarter of 2000, we made a $3.0 million minority investment in e-Banc, LLC, a Delaware limited liability company. We are currently obligated to contribute an additional $1.0 million in cash to e-Banc and are in the process of structuring a note to be issued to e-Banc that would extend the date for payment of this amount until 2003. We may not be successful in structuring this note and may be required to contribute the additional funds in 2002. Under applicable accounting rules, our proportionate share of any losses incurred by e-Banc will be reflected on our statement of operations as a loss from non-operating activities. These losses may be substantial. During the year ended December 31, 2001, we incurred $592,000 in losses from non-operating activities as a result of our investment in e-Banc. We may lose a portion or all of our investment in e-Banc.

      We may in the future make similar investments in other companies. These investments could result in additional losses for us.

New Technologies Could Render Our Products Obsolete

      If we are unable to develop products that respond to changing technology, our business could be harmed. The market for Internet-based financial services is characterized by rapid technological change, evolving industry standards, changes in consumer demands and frequent new product and service introductions. Advances in Internet technology or in applications software directed at financial services could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable. Our Voyager solutions were designed to run on servers using the Windows NT and Windows 2000 operating systems. If a new software language or operating system becomes standard or is widely adopted in our industry, we may need to rewrite portions of our products in another computer language or for another operating system to remain competitive.

Defects in Our Solutions and System Errors in Our Customers’ Data Processing Systems After Installing Our Solutions Could Result in Loss of Revenues, Delay in Market Acceptance and Injury to Our Reputation

      Complex software products like ours may contain undetected errors or defects that may be detected at any point in the life of the product. We have in the past discovered software errors in our products. After implementation, errors may be found from time to time in our new products or services, our enhanced products or services, or products or services we resell for strategic partners, such as Yodlee’s data aggregation service. These errors could cause us to lose revenues or cause a delay in market acceptance of our solutions or could result in liability for damages, injury to our reputation or increased warranty costs.

Restrictions on Export of Encrypted Technology Could Cause Us to Incur Delays in International Sales

      Our software uses encryption technology, the export of which is regulated by the United States government. If the United States adopts new legislation restricting export of software and encryption technology, we may experience delay or reduction in shipment of our products internationally. Existing or future export regulations could limit our ability to distribute our products outside of the United States. We cannot effectively control the unauthorized distribution of software across the Internet. A delay or reduction in the shipment of our products internationally or the unauthorized distribution of our software across the Internet could cause our results from operations and financial condition to suffer.

Our Products and Services Must Interact With Other Vendors’ Products, Which May Not Function Properly

      Our products are often used in transaction processing systems that include other vendors’ products, and, as a result, our products must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary modifications could cause us to incur significant expenses.

If We Become Subject to Product Liability Litigation, It Could be Costly and Time Consuming to Defend

      Since our products are used to deliver services that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers. Product liability litigation arising from these errors, defects or problems, even if it were unsuccessful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in our license agreements.

If We Are Unable to Protect Our Intellectual Property, We May Lose a Valuable Competitive Advantage or Be Forced to Incur Costly Litigation to Protect Our Rights

      Our future success and ability to compete depend in part upon our proprietary technology, but our protective measures may prove inadequate to protect our proprietary rights. We rely on a combination of copyright, trademark, patent and trade secret laws and contractual provisions to establish and protect our proprietary rights. None of our technology is patented. We have obtained federal trademark registration for some of our marks. We have applied for, but have not yet obtained, patents on technology we have developed. If we do not receive approval for these patents, we may be unable to use this technology without restriction or prevent others from using this technology.

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

Increasing Government Regulation of the Internet and the Financial Services Industry Could Limit the Market for Our Products and Services, Impose on Us Liability For Transmission of Protected Data and Increase Our Expenses

      Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as our solutions. We believe our business does not currently subject us to any of these rules or regulations that would adversely affect our business. However, these rules and regulations are new and may be interpreted to apply to our business in a manner that could make our business more onerous or costly.

      As the Internet continues to evolve, we expect federal, state and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services.

      If enacted or deemed applicable to us, some laws, rules or regulations applicable to financial service activities could render our business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Our customers must ensure our services and related products work within the extensive and evolving regulatory requirements applicable to them. We may become subject to direct regulation as the market for our business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting our customers’ businesses, could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

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

     You should not rely on our forward-looking statements

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

Item 2.     Properties

      Our corporate headquarters are located in Hillsboro, Oregon. We lease approximately 122,000 square feet at our Hillsboro, Oregon World Campus, and the lease for this space expires in October 2007. We lease approximately 7,300 square feet in London, England, which serves as our international headquarters. This is a five-year lease, but we have the right to terminate it at the end of each year. From time to time, we lease office space in foreign countries on a daily or weekly basis. We do not own or lease any other properties or facilities.

Item 3.     Legal Proceedings

      In April 2000, KeyBank National Association brought a lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio against one of our employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and misappropriated trade secrets of KeyBank and used them in performing work for us. We investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing any substantial services for us. We continue to employ this employee. In January 2001, KeyBank named us as a party to the lawsuit, alleging that we misappropriated KeyBank’s trade secrets and confidential information and used them in performing work for some of our customers. KeyBank is seeking unspecified monetary damages. We filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that we disclosed to KeyBank when we shared our technology with them in November 1998. We are seeking unspecified monetary damages. We intend to vigorously contest KeyBank’s claims and pursue our counterclaim.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Shareholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “CORI”. Public trading of the common stock commenced on April 12, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock as reported by the Nasdaq National Market:

	High	Low

Year ended December 31, 2000
Second Quarter (from April 12, 2000)	$32.81	$6.88
Third Quarter	$18.00	$7.00
Fourth Quarter	$17.06	$9.38

Year ended December 31, 2001
First Quarter	$14.00	$4.81
Second Quarter	$5.97	$2.56
Third Quarter	$4.72	$1.10
Fourth Quarter	$5.70	$1.41

      As of March 18, 2002, our common stock was held by an estimated 214 shareholders of record. Brokers and other institutions hold many of such shares on behalf of shareholders.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

      The effective date of the Registration Statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933 (Registration Statement Number 333-95513), was April 12, 2000. The class of securities registered was common stock. The managing underwriters in the offering were Credit Suisse First Boston, Chase H&Q, Donaldson, Lufkin & Jenrette and Friedman Billings Ramsey.

      Pursuant to the Registration Statement, we registered and sold 4,600,000 of its common stock to an underwriting syndicate at an initial public offering price of $8.00 per share. Simultaneous with the closing of the initial public offering, we received an additional $21.0 million from the sale of 2,625,000 shares of common stock at $8.00 per share in private placements to 724 Solutions, Inc. ($7.0 million), Lehman Brothers Holdings Inc. ($7.0 million) and Huntington Bancshares Inc. ($7.0 million). Additionally, simultaneous with the closing of the initial public offering, Bank One Corporation purchased a warrant for 250,000 shares of common stock for approximately $1.4 million. This warrant was immediately exercisable and has a term of three years.

      We realized $54.7 million in proceeds from our initial public offering and concurrent private placement and warrant issuance, net of discounts, commissions and issuance costs.

      We have used, and continue to expect to use, the proceeds from the sale of common stock for general corporate purposes, including working capital. A portion of the proceeds may also be used to acquire or invest in complementary companies, product lines, products or technologies. Pending such uses, we have invested the net proceeds from the sale of common stock in investment grade, interest-bearing securities. None of the net proceeds of the offering were paid by Corillian, directly or indirectly, to any director, officer or general partner of Corillian or any of their associates, or to any persons owning 10% or more of any class of Corillian’s equity securities, or any affiliates of Corillian.

Item 6.     Selected Financial Data

      The following selected financial data and other operating information are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The tables shown below represent portions of our consolidated financial statements and are not complete. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of the results of operations in future periods.

	Period from
	April 9, 1997
	(Date of
	Inception) to	Year Ended December 31,
	December 31,
	1997	1998	1999	2000	2001

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$399	$3,393	$7,736	$30,853	$53,848
Gross profit	81	1,499	1,085	8,354	23,491
Loss from operations	(1,423)	(1,927)	(10,393)	(35,169)	(48,998	)(1)
Net loss	(1,396)	(1,831)	(9,994)	(33,255)	(49,301)
Net loss per share:
Basic and diluted	$(0.38)	$(0.24)	$(1.37)	$(1.33)	$(1.42)
Weighted average shares:
Basic and diluted	3,771	7,427	7,399	25,106	34,645

(1)	Corillian recorded restructuring and impairment charges of $18,097 during the year ended December 31, 2001.

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$768	$290	$8,502	$49,150	$15,798
Investments	—	—	10,357	—	1,905
Working capital (deficit)	424	(1,392)	16,976	41,299	17,759
Total assets	1,164	948	25,902	101,158	50,243
Debt and capital leases, long-term portion	—	—	177	5,265	3,730
Redeemable convertible preferred stock	—	—	31,501	—	—
Total shareholders’ equity (deficit)	659	(1,165)	(11,706)	72,593	28,104

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The discussion in this report contains forward-looking statements that involve risks and uncertainties. Corillian’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors,” included elsewhere in this report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Overview

      We license software and provide professional services to financial service providers, such as banks, brokerages, insurance companies and financial portals. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. The Corillian Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard.

      Substantially all of our revenue is derived from licensing our software and performing professional services for our customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, we recognize revenues for licenses, implementation and custom engineering services using the percentage-of-completion method. Revenue relating to maintenance services is recognized ratably over the term of the associated maintenance contract. Revenues derived from training, hosting and consulting services are recognized as the services are performed. We generally license Corillian Voyager on an end user basis, with our initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, our software license requires the customer to pay us an additional license fee to cover additional increments of end users. For customers that provide us with significant strategic advantages, we have in the past and may in the future charge discounted license fees based on an unlimited number of end users.

      Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for software maintenance. Our cost of revenues also includes a royalty and purchases of equipment and materials. In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of 7% of our revenues, up to a maximum of $1.75 million, which we fully recognized and paid as of December 31, 2000. From time to time to accommodate specific customers, we resell equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the year in which the resale occurs.

      Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $95.8 million as of December 31, 2001. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of sales, are not necessarily indicative of our future performance.

      Customers who individually accounted for more than 10% of our revenue on a consolidated basis represented 32%, 24% and 16% of our total revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

Acquisitions

      In November 2000, we acquired Hatcher Associates Inc. (Hatcher), a software integration, implementation and consulting company focused on applications for consumer banking. Under the terms of the Stock Purchase Agreement dated November 24, 2000, between Hatcher and Corillian, approximately 1.9 million shares of Corillian Common Stock were issued or reserved for issuance for all outstanding shares of Hatcher. Corillian also assumed outstanding options for 212,700 shares of the common stock of Hatcher, which converted into fully vested options for 41,581 shares of Corillian common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Hatcher have been included in Corillian’s consolidated financial statements since the acquisition date. Of the total purchase price of $25.7 million, approximately $3.7 million was allocated to tangible assets acquired, offset by approximately $1.4 million of liabilities assumed, and the remainder was allocated to intangible assets, including customer relationships of $2.6 million, workforce of $1.8 million and goodwill of $19.0 million. The estimate of fair value of the net assets acquired was based on an independent appraisal and management estimates. Goodwill and customer relationships are amortized over their estimated useful lives of three years and workforce is amortized over its estimated useful life of two years. During 2001, Corillian recorded an impairment charge of approximately $16.8 million related to goodwill and other intangible assets resulting from this acquisition (see Note 12 to the consolidated financial statements for further discussion).

      In April 2000, Corillian issued an aggregate of 138,638 shares of our Common Stock to acquire InterTech Systems, Inc. (InterTech), a Minnesota corporation, which was a developer of data aggregation intellectual property and technology. Following the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, Corillian recorded approximately $1.3 million in research and development expenses during 2000, consisting of $1.1 million relating to the 138,638 shares issued to InterTech and $228,000 for consulting and other services relating to the acquisition in connection with the InterTech transaction.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Certain of our accounting policies require higher degrees of judgment than others in their application. These include software revenue recognition, impairments and estimation of useful lives of long-term assets, and accruals for loss contracts and contingencies. Our policy and related procedures for software revenue recognition are summarized below. In addition, Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

      Revenue Recognition. Corillian recognizes revenue from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Corillian’s software licenses are functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

      Revenue on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, is allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support, training and hosting services can be separated from software licenses, implementation and custom software engineering services because (a) post-contractual customer support, training and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate), and on training based on the price customers are charged when these services are sold separately. Under the residual method, the fair value of post-contractual customer support, training, and hosting services is deferred and subsequently recognized as the services are performed, and the difference between the total software arrangement fee and the amount deferred for post-contractual customer support, hosting and training services is allocated to software license, implementation and custom software engineering services and recognized using contract accounting.

      The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as revenue in excess of billing or deferred revenue. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Results of Operations

      The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Year Ended December 31,

	1999	2000	2001

Revenue	100.0%	100.0%	100.0%
Cost of revenues	86.0	72.9	56.4

Gross profit	14.0	27.1	43.6

Operating expenses:
Sales and marketing	52.7	50.6	37.3
Research and development	40.9	44.0	21.8
General and administrative	42.2	26.3	25.9
Amortization of goodwill and other intangible assets	—	2.2	11.4
Amortization of deferred stock-based compensation	12.5	18.0	4.7
Restructuring and impairment charges	—	—	33.6

Total operating expenses	148.3	141.1	134.7

Loss from operations	(134.3)	(114.0)	(91.1)
Other income (expense), net	5.1	6.2	(0.6)

Net loss	(129.2)%	(107.8)%	(91.7)%

Comparison of Years Ended December 31, 1999, 2000 and 2001

     Revenue

      Revenues increased from $7.7 million for 1999, to $30.9 million for 2000, to $53.8 million for 2001. The increase in revenues each year is primarily due to software license and professional services sales due to an increased number of new and existing customers, an increase in our average transaction size, an increase in the number of end users on our customers’ platforms and an increase in the number of our professional services personnel working on customer projects.

      We believe that our customer growth has resulted from greater market acceptance of our solutions by banks and other financial institutions. This increase is also due to increased revenues from our international operations and Corillian Services, Inc. Our international operations generated approximately $9.2 million of consolidated revenues for the year ended December 31, 2001. Our international operations generated no revenue during the years ended December 31, 1999 and 2000. Corillian Services, Inc. contributed approximately $8.2 million to our consolidated revenues for the year ended December 31, 2001. The operations of Corillian Services, Inc., which we acquired on November 24, 2000, contributed approximately $1.2 million to our consolidated revenue during the year ended December 31, 2000. We anticipate that the reduction in workforce we affected at Corillian Services, Inc. in the fourth quarter of 2001 will result in decreased revenues from Corillian Services, Inc. as a percentage of total revenue in subsequent fiscal years as compared to fiscal 2001.

     Cost of Revenue

      Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for post-contractual customer support. Cost of revenues increased from $6.7 million for 1999, to $22.5 million for 2000, to $30.4 million for 2001.

      Gross profit increased as a percentage of revenues from 14.0% in 1999 to 27.1% in 2000. The increase from 1999 to 2000 was primarily due to our shift to time and materials pricing in early 2000, the cessation of our royalty obligation to Checkfree during the third quarter of 2000 and our improved utilization of professional services personnel implementing our products.

      In connection with the purchase of the Voyager technology in 1997, we agreed to pay a royalty of seven percent of our revenue, up to a maximum of $1.75 million. Corillian recorded $493,000, $935,000 and $0 in royalty expenses for the years ended December 31, 1999, 2000 and 2001, respectively. We completed our requirements under the royalty agreement during 2000 and paid the entire royalty obligation as of December 31, 2000.

      Gross profit increased as a percentage of revenues from 27.1% in 2000 to 43.6% in 2001. This increase in gross profit was primarily due to a reduction of third-party integration expenses as we transitioned Corillian Services, Inc. personnel to our implementation projects, an increase in higher margin revenue sources such as additional seat license sales and new license sales to existing Voyager customers, the cessation of our royalty obligation during 2000 and improved margins on professional services and post-contractual customer support.

      Our acquisition of Corillian Services, Inc. in November 2000 resulted in a decrease throughout 2001 in the use of outsourced service providers to perform implementation and customization services on our projects. We decreased the number of our professional services personnel from 180 at December 31, 2000, to 152 at December 31, 2001, as a result of our restructuring actions to improve operational efficiency during the fourth quarter of 2001. As part of these restructuring actions, we permanently transitioned 12 Corillian Services, Inc. implementation personnel to Corillian’s internal implementation staff. We expect to continue to rely on our internal staff, including remaining Corillian Services, Inc. personnel, to service our growing customer base.

Operating Expenses

      Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses increased from $4.1 million for 1999, to $15.6 million for 2000, to $20.1 million for 2001.

      Sales and marketing expense increased from 1999 to 2000 primarily due to the expansion of our domestic sales and marketing organization, and to a lesser extent, increased sales commissions associated with higher revenues and higher expenses associated with increased brand awareness efforts. This increase was also due to the expansion of our international sales and marketing infrastructure during 2000. In 2000, we incurred direct sales and marketing expenses of $1.8 million for our sales and marketing personnel based outside of the United States, as compared with no direct international sales and marketing expense during 1999. We increased the number of our sales and marketing personnel from 36 at December 31, 1999, to 85 at December 31, 2000.

      The increase in sales and marketing expense from 2000 to 2001 was primarily attributable to an increase of $4.8 million and $1.4 million, respectively, in direct international and Corillian Services, Inc. sales and marketing expenses. During the years ended December 31, 2000 and 2001, we incurred direct international sales and marketing expenses of $1.8 million and $6.6 million, respectively. During the years ended December 31, 2000 and 2001, we incurred direct sales and marketing expenses of $113,000 and $1.5 million, respectively, attributable to Corillian Services, Inc. This increase in sales and marketing expense from our international and Corillian Services, Inc. operations was partially offset by the effect of our reduction in workforce implemented in the fourth quarter of 2001. We decreased the number of our sales and marketing personnel from 85 at December 31, 2000, to 67 at December 31, 2001, mainly due to this reduction in workforce.

      We expect sales and marketing expenses in absolute dollars to decrease in the first two quarters of 2002 as a result of our reduction in workforce, as compared with comparable periods in 2001. Although we expect sales and marketing expenses to decrease in the near-term, these expenses could fluctuate from period to period depending on the timing of new marketing programs and the levels of revenues recognized in each period.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of our products. Research and development expenses increased from $3.2 million for 1999 to $13.6 million for 2000, and decreased to $11.7 million for 2001.

      The increase in research and development expense from 1999 to 2000 was primarily attributable to the expansion of our research and development organization, increased product development efforts and, to a lesser extent, increased costs of materials and equipment. Research and development expense for the year ended December 31, 2000 also included $1.3 million of research and development expense incurred during the second quarter of 2000 related to the acquisition of InterTech Systems, Inc. We increased the number of our research and development personnel from 33 at December 31, 1999, to 63 at December 31, 2000.

      Research and development decreased from 2000 to 2001 primarily due to $1.7 million of funded research and development, which was recorded as a reduction of research and development expense during the third quarter of 2001. We slightly decreased the number of our research and development personnel from 63 at December 31, 2000, to 62 at December 31, 2001. Research and development expenses could fluctuate in future periods due to the additional funding of our research and development activities by portions of customer contracts accounted for under the provisions of SFAS No. 68, Research and Development Arrangements, as well as internal funding for the development of new products and enhancements to existing products.

      General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses and other general corporate expenses. General and administrative expenses increased from $3.3 million for 1999, to $8.1 million for 2000, to $14.0 million for 2001.

      The increase in general and administrative expense from 1999 to 2000 was primarily attributable to the expansion of our general and administrative personnel from 31 as of December 31, 1999, to 57 as of December 31, 2000. The remaining increase was attributable to expenses necessary to support our growing domestic and international operations. In 2000, we incurred direct general and administrative expenses of $473,000 for our general and administrative personnel based outside of the United States, as compared with no direct international general and administrative expense during 1999.

      The increase in general and administrative expense from 2000 to 2001 was primarily attributable to increases of $1.6 million and $2.3 million, respectively, in direct international and Corillian Services, Inc. general and administrative expenses. During the years ended December 31, 2000 and 2001, we incurred direct international general and administrative expenses of $473,000 and $2.1 million, respectively. During the years ended December 31, 2000 and 2001, we incurred direct general and administrative expenses of $236,000 and $2.6 million, respectively, attributable to Corillian Services, Inc. In the near term, we expect general and administrative expenses to decrease in absolute dollars as a result of the reduction in workforce implemented during the fourth quarter of 2001.

      Amortization of Intangible Assets. Amortization of intangible assets was $676,000 and $6.1 million in 2000 and 2001, respectively, reflecting amortization of customer relationships, workforce and goodwill acquired as part of our acquisition of Hatcher Associates Inc. (Hatcher) in November 2000. Following the acquisition, Corillian changed the name of Hatcher to Corillian Services, Inc. During the fourth quarter of 2001, Corillian recorded an impairment charge related to goodwill and other intangible assets resulting from the acquisition of Corillian Services, Inc. (see Note 12 to the consolidated financial statements for further discussion).

      Amortization of Deferred Stock-based Compensation. We recorded deferred stock-based compensation of $3.8 million and $6.8 million in connection with stock options granted during 1999 and 2000, respectively. This amount represents the difference between the exercise price of stock options granted to employees and the fair value of our common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. For the years ended December 31, 1999, 2000 and 2001, amortization of deferred stock-based compensation was $967,000, $5.6 million and $2.5 million, respectively. We expect amortization of approximately $990,000, $178,000 and $8,000 for fiscal years 2002, 2003 and 2004, respectively, related to these stock options.

      Restructuring and Impairment Charges. During the fourth quarter of 2001, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. The restructuring actions taken in 2001 included the reorganization of operational and management responsibilities and closure of Corillian Services, Inc.’s (formerly Hatcher Associates Inc.) Los Angeles headquarters. These actions resulted in a net reduction of worldwide headcount of 125, of which 41 were employees of Corillian Services, Inc. Restructuring charges recorded in connection with these actions totaled $1.3 million and consisted of severance-related costs of $1.2 million, $90,000 in losses recognized on the sale of equipment, and lease cancellation costs of $27,000. The restructuring effort was substantially completed by December 31, 2001. Of the cash restructuring charges of $1.0 million, approximately $889,000 was paid in 2001 and the remainder will be paid during the first half of 2002.

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management reviewed the goodwill and other intangible asset balances for impairment as Corillian Services, Inc.’s operating results and forecasted future results indicated the carrying amount of these assets may not be recoverable. The impairment analysis was based on projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of goodwill and other intangible assets associated with the business. Consequently, in the fourth quarter of 2001, Corillian determined that the goodwill and other intangible assets were impaired and Corillian recorded an impairment of the entire goodwill and other intangible assets balance of approximately $16.8 million.

Other Income (Expense), Net

      Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income (expense), net, increased from $399,000 for 1999 to $1.9 million in 2000, mainly as a result of interest earned on increased cash and cash equivalents balances as a result of funds raised in our initial public offering in April 2000. Other income (expense), net, decreased from $1.9 million in 2000 to a loss of $303,000 in 2001. This decrease was mainly the result of reduced interest income earned due to lower interest rates, our share of losses from our e-Banc investment and decreased cash, cash equivalents and investment balances as funds raised in Corillian’s initial public offering in April 2000 continue to fund the Company’s operations. This decrease was also attributable to increased interest expense incurred on Corillian’s capital lease and line of credit obligations throughout 2001.

Income Taxes

      No provision for federal and state income taxes was recorded for 1999, 2000 or 2001 because we had incurred net operating losses in each of those years.

      As of December 31, 2001, we had federal and state net operating loss carryforwards of approximately $50.1 million and foreign net operating loss carryforwards of approximately $9.1 million that expire in various amounts beginning in 2012. We had net deferred tax assets, including our net operating loss carryforwards and tax credits, of $28.5 million as of December 31, 2001. A valuation allowance has been recorded for the net deferred tax asset balance as a result of uncertainties regarding the realization of the asset balance. See Note 4 of the notes to the consolidated financial statements.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through private sales of preferred stock and through common stock issued in our initial public offering and concurrent private placement. Our private sales of preferred stock had provided aggregate net proceeds of $31.4 million as of December 31, 2001. In April 2000, we completed our initial public offering by issuing 4,600,000 shares of common stock (including the exercise of the underwriters’ over-allotment option), issued 2,625,000 shares of common stock in a private placement that occurred concurrently with the closing of our initial public offering, and issued a warrant to purchase 250,000 shares of common stock. We realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs.

      At December 31, 2001, we had $17.7 million in cash, cash equivalents and investments consisting of cash, commercial paper and taxable municipal bonds with original maturities from 0 to 180 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $1.6 million was outstanding at December 31, 2001. In November 2000, we obtained a $5.0 million equipment line of credit with a financial institution of which $4.0 million was outstanding at December 31, 2001. Under this line of credit, we must comply with affirmative covenants that require us to maintain a specified tangible net worth value and adjusted quick ratio. We are currently in compliance with these covenants. If we fail to comply with these covenants and cannot cure our noncompliance within the periods of time identified in the agreement, we may be required to repay all of our outstanding indebtedness under this line of credit.

      Net cash used in operating activities was $8.6 million, $19.7 million and $26.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in operations increased from 1999 to 2000 primarily as a result of an increased net loss net of non-cash expenses including depreciation and amortization of deferred stock-based compensation, fixed assets and intangible assets, and an increase in our accounts receivable and revenue in excess of billing, offset in part by growth in accounts payable, accrued liabilities and deferred revenue. During the year ended December 31, 2000, we also paid the remaining $1.75 million of our royalty obligation.

      The increase in net cash used in operations from 2000 to 2001 was primarily attributable to an increased net loss net of non-cash expenses including depreciation, amortization of deferred stock-based compensation, fixed assets and intangible assets and impairment of long-lived assets, and a substantial decrease in accounts payable and accrued liabilities, offset in part by an increase in accounts receivable, revenue in excess of billing and deferred revenue.

      Net cash used in investing activities was $13.1 million, $1.9 million and $8.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in investing activities decreased from 1999 to 2000 primarily due to net proceeds from the maturities and purchases of short-term investments of $10.4 million and offset by the purchases of property, plant and equipment of $8.5 million and our $3.0 million cash investment in e-Banc LLC. Net cash used to acquire Hatcher Associates Inc. in November 2000 was $738,000.

      The increase in net cash used in investing activities from 2000 to 2001 was primarily attributable to purchases of property, plant and equipment of $6.3 million and purchase of investments of $1.9 million, coupled with the lack of proceeds from the maturities of investments as realized during 2000. We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities. We are currently obligated to contribute an additional $1.0 million in cash to e-Banc and are in the process of structuring a note to be issued to e-Banc that would extend the date for payment of this amount until 2003. We may not be successful in structuring this note and may be required to contribute the additional funds in 2002.

      Net cash provided by financing activities was $30.0 million, $62.2 million and $1.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash provided by financing activities increased from 1999 to 2000 primarily due to Corillian’s receipt of net proceeds of $54.7 million from the issuance of common stock in our initial public offering in April 2000, the private placement which occurred concurrently with the closing of our initial public offering and the issuance of a warrant to purchase 250,000 shares of common stock, as well as $6.8 million from borrowings under our line of credit arrangements. Additionally, in 2000, we received proceeds of $753,000 and $726,000 for the issuance of common shares under stock options and the employee stock purchase plan, respectively. We made principal payments of $823,000 on line of credit and capital lease obligations.

      The decrease in net cash used in financing activities from 2000 to 2001 was primarily attributable to the net proceeds noted above from our initial public offering, private placement and warrant issuance in April 2000. Net cash provided by financing activities for the year ended December 31, 2001 consisted primarily of $2.0 million in proceeds from the issuance of common stock and $1.2 million from borrowings under our line of credit arrangements, offset in part by principal payments on our line of credit and capital lease obligations of $1.7 million and $384,000, respectively.

      In May 2000, we entered into a lease for our new corporate headquarters, which are located in Hillsboro, Oregon, and consist of approximately 122,000 square feet. The lease has a term of seven years, but we have the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, our monthly rent ranges from approximately $214,000 in the first year to approximately $244,000 in the seventh year.

      In January 2001, we entered into a lease for our new international corporate headquarters, which are located in London, England, and consist of approximately 7,300 square feet. This is a five-year lease, but we have the right to terminate it at the end of each year. Under the terms of this lease, we are obligated to pay approximately $475,000 per annum, with such rent paid in equal quarterly installments over the term of the lease. From time to time, we lease office space in foreign countries on a daily or weekly basis.

      We have no material financing commitments other than obligations under our line of credit facilities and operating and capital leases. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of our operations, both domestically and internationally. We believe our current cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to our current shareholders’ percentage ownership. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned research and development and sales and marketing efforts, as well as the further development of our infrastructure.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Rate Sensitivity

      We develop products in the United States and market our products and services in the United States, and to a lesser extent in Europe, Asia and Australia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenue is currently denominated in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

      We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Europe, Asia and Australia and conduct transactions in various local currencies in these locales. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

Interest Rate Sensitivity

      At December 31, 2001, we had cash, cash equivalents and investments of $17.7 million, which consist mainly of cash, highly liquid short-term commercial paper and taxable municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. Substantially all of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more significant revenues from international markets, and those revenues could be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be harmed.

Item 8.     Financial Statements and Supplementary Data

      (a) The following documents are filed as part of this report:

1. Annual Financial Statements

The following consolidated financial statements of Corillian are filed as part of this Annual Report on Form 10-K as follows:

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-1
Consolidated Balance Sheets as of December 31, 2000 and 2001	F-2
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001	F-4
Consolidated Statements of Cash Flow for the years ended December 31, 1999, 2000 and 2001	F-5
Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the notes to the Consolidated Financial Statements.

3. Selected Quarterly Results of Operations

The Selected Quarterly Results of Operations required by this Item 8 are included in Note 13 to the Consolidated Financial Statements.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information called for by Part III, Item 10, is included in Corillian’s Proxy Statement relating to Corillian’s annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2001, Corillian’s fiscal year end.

Item 11.     Executive Compensation

      Information called for by Part III, Item 11, is included in Corillian’s Proxy Statement relating to Corillian’s annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2001, Corillian’s fiscal year end.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in Corillian’s Proxy Statement relating to Corillian’s annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2001, Corillian’s fiscal year end.

Item 13.     Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in Corillian’s Proxy Statement relating to Corillian’s annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2001, Corillian’s fiscal year end.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this Report:

(1) Financial Statements

All consolidated financial statements of the Company as set forth under Item 8 of this Report.

(2) Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the notes to the Consolidated Financial Statements.

(3) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian’s report on Form 8-K filed on December 7, 2000)
2.2	Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian’s report on Form 8-K filed on December 7, 2000)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.2	Form of Warrant Issued to Bank One (incorporated by reference to Exhibit 4.2 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)

Exhibit
No.	Description

10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.6	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001 (incorporated by reference to Exhibit 10.6 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.7	Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian’s Form S-1, as amended, File No. 333-95513)
10.8*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.9	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated March 12, 2002
10.10*	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart (incorporated by reference to Exhibit 10.12 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.11*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2001)
23.1	Consent of KPMG LLP, Independent Public Accountants
24.1	Power of Attorney (see page 35).

*	Management contract or compensatory plan.

      (b) Reports on Form 8-K:

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

      A report on Form 8-K regarding Corillian’s press release that announced its financial results for the third fiscal quarter of 2001 and providing a business outlook for the remainder of fiscal 2001 was filed with the Securities and Exchange Commission on October 25, 2001.

      A report on Form 8-K regarding Corillian’s press release that announced its agreement to settle the patent lawsuit brought by S1 Corporation against Corillian in March 2000 was filed with the Securities and Exchange Commission on December 12, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.

CORILLIAN CORPORATION

By	/s/ STEVEN SIPOWICZ

Chief Financial Officer
(Principal Financial Officer)

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities

/s/ TED F. SPOONER Ted F. Spooner	Chief Executive Officer and Director Principal Executive Officer

/s/ STEVEN SIPOWICZ Steven Sipowicz	Chief Financial Officer Principal Financial and Accounting Officer

/s/ ROBERT G. BARRETT Robert G. Barrett	Director

/s/ ERIC DUNN Eric Dunn	Director

/s/ ALEX P. HART Alex P. Hart	Director

/s/ EDMUND P. JENSEN Edmund P. Jensen	Director

/s/ JOHN MCCOY John McCoy	Director

Signature	Capacities

/s/ RAVI MOHAN Ravi Mohan	Director

/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director

/s/ ANDREW WHITE Andrew White	Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Corillian Corporation:

      We have audited the accompanying consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corillian Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon

February 4, 2002

CORILLIAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,150	$15,798
Investments	—	1,905
Accounts receivable	8,649	9,427
Other receivables	693	301
Revenue in excess of billings	4,461	6,410
Prepaid expenses and deposits	1,018	1,128

Total current assets	63,971	34,969
Property and equipment, net	11,484	12,995
Intangible assets, net	22,769	—
Investment in joint venture	2,582	1,990
Other assets	352	289

Total assets	$101,158	$50,243

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,758	$2,593
Accrued liabilities	7,513	2,540
Deferred revenue	5,996	8,881
Current portion of capital lease obligations	384	414
Current portion of long-term debt	1,599	2,185
Other current liabilities	422	597

Total current liabilities	22,672	17,210
Capital lease obligations, less current portion	733	319
Long-term debt, less current portion	4,532	3,411
Other long-term liabilities	628	1,199

Total liabilities	28,565	22,139

Redeemable convertible preferred stock, no par value; no shares issued and outstanding at December 31, 2000 and 2001, respectively	—	—

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 40,000 shares authorized; no shares issued and outstanding at December 31, 2000 and 2001, respectively	—	—
Common stock, no par value; 150,000 shares authorized; 34,137 and 35,038 shares issued and outstanding at December 31, 2000 and 2001, respectively	123,203	125,069
Deferred stock-based compensation	(4,164)	(1,169)
Accumulated other comprehensive income (loss)	30	(19)
Accumulated deficit	(46,476)	(95,777)

Total shareholders’ equity	72,593	28,104

Total liabilities and shareholders’ equity	$101,158	$50,243

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Revenues	$7,736	$30,853	$53,848
Cost of revenues, excluding $55, $587 and $342 in 1999, 2000 and 2001, respectively, of amortization of deferred stock-based compensation	6,651	22,499	30,357

Gross profit	1,085	8,354	23,491

Operating expenses:
Sales and marketing, excluding $432, $3,270 and $1,319 in 1999, 2000 and 2001, respectively, of amortization of deferred stock-based compensation	4,074	15,603	20,096
Research and development, excluding $39, $448 and $210 in 1999, 2000 and 2001, respectively, of amortization of deferred stock-based compensation	3,165	13,573	11,721
General and administrative, excluding $441, $1,256 and $635 in 1999, 2000 and 2001, respectively, of amortization of deferred stock-based compensation	3,272	8,110	13,950
Amortization of goodwill and other intangible assets	—	676	6,119
Amortization of deferred stock-based compensation	967	5,561	2,506
Restructuring and impairment charges	—	—	18,097

Total operating expenses	11,478	43,523	72,489

Loss from operations	(10,393)	(35,169)	(48,998)

Other income (expense):
Interest income	311	2,793	1,229
Interest expense	(6)	(435)	(818)
Other income (expense), net	94	(444)	(714)

Total other income (expense)	399	1,914	(303)

Net loss	(9,994)	(33,255)	(49,301)
Redeemable convertible preferred stock accretion	(102)	(100)	—

Net loss attributed to common shareholders	$(10,096)	$(33,355)	$(49,301)

Basic and diluted net loss per share	$(1.37)	$(1.33)	$(1.42)
Shares used in computing basic and diluted net loss per share	7,399	25,106	34,645

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND SHAREHOLDERS’ EQUITY (DEFICIT)

			Shareholders’ Equity (Deficit)

	Redeemable Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance, December 31, 1998	—	$—	1,729,730	$960	7,427,550	$1,114
Exercise of common stock options	—	—	—	—	132,667	70
Conversion of Series A convertible preferred stock into common stock	—	—	(90,000)	(50)	90,000	50
Purchase of common stock	—	—	—	—	(396,667)	(1,494)
Issuance of Series B redeemable convertible preferred stock, net	7,817,516	6,983	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net	6,905,707	24,416	—	—	—	—
Accretion of redeemable convertible preferred stock	—	102	—	—	—	(102)
Receipts on stock subscriptions receivable	—	—	—	—	—	—
Deferred stock- based compensation	—	—	—	—	—	3,844
Amortization of deferred stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance, December 31, 1999	14,723,223	$31,501	1,639,730	910	7,253,550	3,482
Issuance of common stock in initial public offering, net	—	—	—	—	7,225,000	54,674
Issuance of common stock in business combinations	—	—	—	—	1,967,824	24,186
Conversion of Series A convertible preferred stock	—	—	(1,639,730)	(910)	1,639,730	910
Conversion of Series B and C redeemable convertible preferred stock	(14,723,223)	(31,601)	—	—	14,723,223	31,601
Exercise of common stock options	—	—	—	—	1,220,160	753
Issuance of common shares under employee stock purchase plan	—	—	—	—	90,786	726
Issuance of common stock for services	—	—	—	—	16,667	123
Accretion of redeemable convertible preferred stock	—	100	—	—	—	(100)
Deferred stock- based compensation	—	—	—	—	—	6,848
Amortization of deferred stock-based compensation	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance, December 31, 2000	—	$—	—	$—	34,136,940	$123,203
Issuance of common stock in business combinations	—	—	—	—	24,642	306
Exercise of common stock options	—	—	—	—	608,573	683
Issuance of common shares under employee stock purchase plan	—	—	—	—	267,561	1,366
Deferred stock- based compensation	—	—	—	—	—	(489)
Amortization of deferred stock-based compensation	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance, December 31, 2001	—	$—	—	$—	35,037,716	$125,069

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Shareholders’ Equity (Deficit)

			Accumulated
			Other		Total
	Stock	Deferred	Comprehensive		Shareholders’
	Subscriptions	Stock-based	Income	Accumulated	Equity
	Receivable	Compensation	(Loss)	Deficit	(Deficit)

	(In thousands, except share data)
Balance, December 31, 1998	$(12)	$—	$—	$(3,227)	$(1,165)
Exercise of common stock options	—	—	—	—	70
Conversion of Series A convertible preferred stock into common stock	—	—	—	—	—
Purchase of common stock	—	—	—	—	(1,494)
Issuance of Series B redeemable convertible preferred stock, net	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	—	(102)
Receipts on stock subscriptions receivable	12	—	—	—	12
Deferred stock- based compensation	—	(3,844)	—	—	—
Amortization of deferred stock-based compensation	—	967	—	—	967
Net loss	—	—	—	(9,994)	(9,994)

Balance, December 31, 1999	—	(2,877)	—	(13,221)	(11,706)
Issuance of common stock in initial public offering, net	—	—	—	—	54,674
Issuance of common stock in business combinations	—	—	—	—	24,186
Conversion of Series A convertible preferred stock	—	—	—	—	—
Conversion of Series B and C redeemable convertible preferred stock	—	—	—	—	31,601
Exercise of common stock options	—	—	—	—	753
Issuance of common shares under employee stock purchase plan	—	—	—	—	726
Issuance of common stock for services	—	—	—	—	123
Accretion of redeemable convertible preferred stock	—	—	—	—	(100)
Deferred stock- based compensation	—	(6,848)	—	—	—
Amortization of deferred stock-based compensation	—	5,561	—	—	5,561
Foreign currency translation	—	—	30	—	30
Net loss	—	—	—	(33,255)	(33,255)

Balance, December 31, 2000	$—	$(4,164)	$30	$(46,476)	$72,593
Issuance of common stock in business combinations	—	—	—	—	306
Exercise of common stock options	—	—	—	—	683
Issuance of common shares under employee stock purchase plan	—	—	—	—	1,366
Deferred stock- based compensation	—	489	—	—	—
Amortization of deferred stock-based compensation	—	2,506	—	—	2,506
Foreign currency translation	—	—	(49)	—	(49)
Net loss	—	—	—	(49,301)	(49,301)

Balance, December 31, 2001	$—	$(1,169)	$(19)	$(95,777)	$28,104

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(9,994)	$(33,255)	$(49,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	1,983	4,666
Amortization of deferred stock-based compensation	967	5,561	2,506
Amortization of goodwill and other intangible assets	—	676	6,119
Impairment of long-lived assets	—	—	16,764
Other non-cash expenses	—	1,737	571
Issuance of common stock for services	—	123	—
Equity in losses of joint venture	—	418	592
(Gain) loss on sale of assets	(96)	—	90
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,467)	(3,121)	(806)
Other receivables	(259)	(397)	386
Revenue in excess of billings	(363)	(4,098)	(1,949)
Prepaid expenses, deposits and other assets	(548)	(495)	(161)
Accounts payable and accrued liabilities	3,387	6,555	(8,833)
Deferred revenue	460	4,229	2,885
Other liabilities	—	412	175

Net cash used in operating activities	(8,635)	(19,672)	(26,296)

Cash flows from investing activities:
Net proceeds from the purchase and sale of property and equipment	(2,750)	(8,482)	(6,259)
Purchase of investments	(10,357)	(5,413)	(1,905)
Proceeds from the maturities of investments	—	15,770	—
Net cash used in business acquisitions	—	(738)	—
Investment in joint venture	—	(3,000)	—

Net cash used in investing activities	(13,107)	(1,863)	(8,164)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	31,399	—	—
Proceeds from the issuance of common stock, net of issuance costs	70	56,153	2,049
Proceeds from line of credit borrowings, net	—	6,131	(535)
Repurchase of common stock	(1,494)	—	—
Receipts on stock subscriptions receivable	12	—	—
Principal payments on capital lease obligations	(33)	(119)	(384)

Net cash provided by financing activities	29,954	62,165	1,130

Effect of exchange rate fluctuations on cash and cash equivalents	—	18	(22)

Increase (decrease) in cash and cash equivalents	8,212	40,648	(33,352)
Cash and cash equivalents at beginning of year	290	8,502	49,150

Cash and cash equivalents at end of year	$8,502	$49,150	$15,798

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6	$435	$818
Taxes	—	16	228
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	276	993	—
Recorded through business combinations:
Assets	—	3,697	—
Liabilities	—	1,447	—
Common shares	—	24,186	306

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Company

      Corillian Corporation was incorporated in April 1997. Corillian is a provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Corillian also offers a variety of services to support its customers throughout the process of implementing and maintaining its solutions.

(2) Summary of Significant Accounting Policies

     (a) Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     (b) Revenue Recognition

      Corillian derives revenues from providing software licensing and professional services to customers, including implementation, hosting services for transactions processed using Corillian’s hardware, custom software engineering and development, consulting, and post-contractual customer support. Revenues derived from implementation include reimbursable expenses and equipment sales. Corillian recognizes revenue from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Corillian’s software licenses are functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

      Revenue on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, is allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support, training and hosting services can be separated from software licenses, implementation and custom software engineering services because (a) post-contractual customer support, training and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate), and on training based on the price customers are charged when these services are sold separately. Under the residual method, the fair value of post-contractual customer support, training, and hosting services is deferred and subsequently recognized as the services are performed,

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the difference between the total software arrangement fee and the amount deferred for post-contractual customer support, hosting and training services is allocated to software license, implementation and custom software engineering services and recognized using contract accounting.

      The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Revenues associated with software developed for others in which Corillian has an obligation to successfully complete specified activities are deferred until acceptance by the customer, whereas agreements in which Corillian is providing services on a best-efforts basis are recognized as services are performed.

      Revenues associated with custom software engineering services that are not essential to the core functionality of the software are recognized on a time-and-materials basis as services are performed. Custom software engineering services in which Corillian retains and reserves title and all ownership rights to the software products and anticipates generating revenues from future sales of the resulting product are accounted for following the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 68, Research and Development Arrangements (Statement No. 68).

      Revenues for post-contractual customer support are recognized ratably over the term of the support services period, generally a period of one year. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades. Revenues from hosting services for transactions processed by Corillian are recognized ratably as services are performed.

      Customers are billed in accordance with contractual specifications. Corillian records the unrecognized portion of billable fees as deferred revenue. Revenues recognized in excess of contractual billing terms are recorded as revenues in excess of billings.

      Revenues from OneSource service include implementation fees, monthly service fees and client user fees. Revenues associated with implementation were recognized ratably over the term of the service agreement. Costs incurred relating to implementation were recorded as cost of revenues. Corillian received a monthly service fee for each financial institution interface completed. The monthly service and client user fees were recognized as these services are performed. Under the terms of an agreement Corillian entered into with Yodlee in July 2000, Corillian will no longer offer its own account aggregation subscription service, but continued to offer its OneSource service to Microsoft’s MSN financial portal throughout 2000. In December 2000, Corillian’s agreement with Microsoft was cancelled.

     (c) Principles of Consolidation

      The consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International Ltd., Corillian Services Inc. and Corillian South Asia Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

     (d) Cash and Cash Equivalents

      Cash equivalents consist of mainly of commercial paper and taxable municipal bonds with original maturities of ninety days or less, which are carried at market value, which approximates cost.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (e) Investments

      Investments consist mainly of commercial paper and municipal bonds, which have original maturities between three and six months. These investments are classified as held-to-maturity and are recorded at market value, which approximates cost.

     (f) Intangible Assets

      Intangible assets consist of goodwill, workforce, and customer relationships. Goodwill represents cost in excess of the fair value of the net assets acquired and identifiable intangible assets. The intangible assets were acquired as a result of Corillian’s acquisition of Hatcher Associates Inc. in November 2000. Goodwill and customer relationships are amortized over three years and workforce is amortized over two years. Amortization expense was $0, $676,000 and $6.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

      In accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management reviews the Company’s long-lived assets, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. During 2001, Corillian recorded an impairment charge related to goodwill and other intangible assets resulting from Hatcher acquisition (see Note 12 for further discussion).

     (g) Investment in Joint Venture

      On June 9, 2000, Corillian entered into an operating agreement with Huntington Bancshares Incorporated, Compaq Computer Corporation and SAIC Venture Capital Corporation, a division of Science Applications International Corporation to form e-Banc, LLC, a Delaware limited liability company. The business of e-Banc is to develop, produce and market solutions that enable financial institutions to collect and coordinate their data from all delivery channels including tellers, ATM’s, web banking sites, among others, on a real time basis, using existing financial institution legacy systems as well as new channel applications.

      Pursuant to the agreement, Corillian contributed $3.0 million in cash and issued e-Banc a purchase credit of $5.0 million towards the future purchase of our software licenses. The purchase credit is only applicable to license fees and cannot be applied towards professional services, custom engineering services, hosting fees, or maintenance fees. Corillian’s ownership percentage of e-Banc as of December 31, 2001, was 9.1%. Corillian has one representative on e-Banc’s board of managers.

      Corillian is currently obligated to contribute an additional $1.0 million in cash to e-Banc and is in the process of structuring a note to be issued to e-Banc that would require this amount to be paid in 2003. When and if Corillian issues the note or cash to e-Banc, Corillian’s ownership percentage will increase to 10.1%.

      Investments in businesses that Corillian owns less than a 50% interest and can exert significant influence over are accounted for using the equity method of investment accounting. EITF D-46, Accounting for Limited Partnership Investments, requires that investments in limited partnerships be accounted for using the equity method when the percentage of ownership is greater than 5%. Under the equity method, Corillian records an investment in the stock at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the business after the date of investment based on its ownership percentage of the business as a whole.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (h) Accounts Receivable

      Corillian performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of its customers. Management provides an allowance for doubtful accounts based on current customer information and historical statistics. Historically, Corillian has incurred no significant write-offs of accounts receivable. At December 31, 2000 and 2001, Corillian’s allowance for doubtful accounts receivable was $0.

     (i) Property and Equipment

      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, generally three to five years. Equipment recorded under capital lease agreements are depreciated over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are depreciated over the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Repairs and maintenance are expensed as incurred.

     (j) Research and Development

      Research and development costs are expensed as incurred. Arrangements in which Corillian’s research and development activities are partially funded by others are accounted for by applying the provisions of Statement No. 68.

     (k) Capitalized Software

      Corillian accounts for software development costs in accordance with Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.

      Completion of a working model of Corillian’s products and general release has substantially coincided. As a result, Corillian has not capitalized any software development costs during the three years ended December 31, 2001 and charged all such costs to research and development expense as incurred.

     (l) Concentration of Credit Risk

      Results of operations are derived from United States operations and all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenue for the three years ended December 31, 2001. Corillian is exposed to concentration of credit risk principally from accounts receivable. For the year ended December 31, 2001, one customer accounted for greater than 10% of Corillian’s consolidated revenues. This customer accounted for $8.7 million, or 16% of total consolidated revenues, for the year ended December 31, 2001.

      Corillian is subject to concentrations of credit risk from its cash and cash equivalents, investments and trade receivables. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with a major financial institution and by investing in investment-grade securities. At December 31, 2001, no customer accounted for more than 10% of consolidated trade accounts receivable.

     (m) Risk of Technological Change

      A substantial portion of Corillian’s revenues are generated from the development, and rapid release to market of computer software products and enhancements during the year. In the extremely competitive

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industry environment in which Corillian operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various risks inherent in such products. Additionally, Corillian’s production strategy relies on certain employees’ ability to deliver implemented products in time to meet critical development and distribution schedules. In light of these dependencies, it is reasonably possible that failure to successfully manage a significant product introduction or failure of certain employees to deliver implemented products as needed could have severe impact on Corillian’s growth and result of operations and liquidity.

     (n) Stock-Based Compensation

      Corillian accounts for stock-based compensation using Statement No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either a fair value based method of accounting for its stock-based compensation arrangements or to comply with the current Accounting Principles Board Opinion 25 (APB 25) intrinsic value based method adding pro forma footnote disclosures of net income (loss) computed as if the fair value based method had been applied in the financial statements. Corillian applies Statement No. 123 by retaining the APB 25 (and interpretations) method of accounting for stock-based compensation for employees with annual pro forma disclosures of net income (loss). Corillian accounts for stock and stock options issued to non-employees in accordance with the provisions of Statement No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

     (o) Net Loss Per Share

      Corillian computes net loss per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of Statement No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders for the years ended December 31, 1999 and 2000 includes the accretion of discounts on redeemable convertible preferred stock. This accretion ceased upon Corillian’s initial public offering of common stock in April 2000 as all outstanding shares of Corillian’s redeemable convertible preferred stock automatically converted into common stock upon the offering.

      The following table sets forth the weighted-average shares of common stock issuable under stock options and warrants using the treasury stock method, shares issuable for acquisitions and convertible preferred stock on an if-converted basis, which are not included in calculating net loss per share due to their antidilutive effect for the periods indicated:

	Year Ended December 31,

	1999	2000	2001

Shares issuable under stock options	739,837	2,808,204	1,700,776
Shares issuable under warrants	—	46,826	—
Shares issuable for acquisitions	—	24,642	—
Shares of convertible preferred stock	8,892,479	—	—

	9,632,316	2,879,672	1,700,776

      Pursuant to SAB No. 98, common shares issued for nominal consideration in each of the periods presented, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (p) Comprehensive Income

      Corillian has adopted the provisions of Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners, including foreign currency translations adjustments. To date, such transactions that are required to be reported in comprehensive income are not material to Corillian’s financial position or results of operations.

     (q) Income Taxes

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

     (r) Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts and notes receivable, revenues in excess of billings, accounts payable and accrued liabilities approximate fair values due to the short-term nature of those instruments. The carrying amount of capital leases and long-term debt approximate fair value as the stated interest rates reflect current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

     (s) Advertising

      Advertising costs are expensed as incurred. Advertising expense was $110,000, $277,000 and $333,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     (t) Recent Accounting Pronouncements

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended by Statements No. 137 and No. 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because Corillian currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of Statement No. 133 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

      In July 2001, the FASB issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of Statement No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations will cease on January 1, 2002. Corillian will adopt Statements No. 141 and 142 on January 1, 2002. The Company does not expect that the adoption of these new standards will have a significant impact on the Company’s financial condition, results of operations or liquidity.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2001, the FASB issued Statement No. 143, Accounting for Obligations Associated with The Retirement of Long-Lived Assets, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects to adopt Statement No. 143 effective January 1, 2003 and does not expect that the adoption of this new standard will have a significant impact on the Company’s financial condition, results of operations or liquidity.

      In October 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of. This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company expects to adopt Statement No. 144 effective January 1, 2002 and does not expect that the adoption of this standard will have a significant impact on the Company’s financial condition, results of operations or liquidity.

     (u) Use of Estimates

      Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (v) Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for 1999 and 2000 in order to conform to the 2001 presentation.

(3) Balance Sheet Components

     (a) Property and Equipment, Net

      Property and equipment, net, consisted of the following at December 31:

	2000	2001

	(In thousands)
Computer equipment and software	$9,356	$11,862
Furniture, fixtures and other equipment	1,993	3,527
Leasehold improvements	2,490	4,544

	13,839	19,933
Less accumulated depreciation and amortization	(2,355)	(6,938)

	$11,484	$12,995

      Depreciation and amortization expense was $278,000, $2.0 million and $4.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (b) Accrued Liabilities

      Accrued liabilities consisted of the following at December 31:

	2000	2001

Payroll and related expenses	$3,793	$1,691
Employee stock purchase plan withholdings	706	263
Accrued acquisition costs	2,379	—
Other accrued liabilities	635	586

	$7,513	$2,540

(4) Income Taxes

      Domestic and foreign pre-tax loss is as follows for the year ended December 31:

	1999	2000	2001

Domestic	$(9,994)	$(31,344)	$(44,689)
Foreign	—	(1,911)	(4,612)

	$(9,994)	$(33,255)	$(49,301)

      Due to Corillian’s losses before the provision for income taxes for the years ended December 31, 1999, 2000, and 2001, there has been no provision for federal and state income taxes. The reconciliation of the statutory federal income tax rate to Corillian’s effective income tax rate is as follows:

	1999	2000	2001

Federal statutory rate	(34)%	(34)%	(34)%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(4)	(4)	(2)
Change in valuation allowance	40	40	19
Goodwill	—	—	19
Research and experimentation credits	(2)	(2)	(2)

	—%	—%	—%

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and net operating loss carryforwards which give rise to the significant portions of deferred tax assets and liabilities are as follows at December 31:

	2000	2001

	(In thousands)
Deferred tax assets:
Research and experimentation credit carryforwards	$1,059	$1,915
Accrued expenses and allowances	358	328
Deferred compensation	2,504	3,278
Net operating loss carryforwards	13,706	19,316
Foreign net operating loss carryforwards	422	2,747
Equity investments	219	387
Goodwill	416	378
Depreciable assets	—	133
Other	112	63

Total gross deferred tax assets	18,796	28,545
Less valuation allowance	(18,552)	(28,482)

	244	63

Deferred tax liabilities:
Prepaid expenses	—	63
Depreciable assets	244	—

Total gross deferred tax liabilities	244	63

Net deferred tax assets	$—	$—

      The Company has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $447,000 as of December 31, 2001. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

      The net change in the total valuation allowance was an increase of approximately $4.0 million, $13.1 million and $9.9 million for the years ended December 31, 1999, 2000, and 2001 respectively.

      At December 31, 2001, Corillian has federal and state net operating loss carryforwards of approximately $50.1 million and foreign net operating loss carryforwards of approximately $9.1 million to offset against future income and research and experimentation credits of $2.1 million. These carryforwards expire in 2012 through 2021.

      A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits be limited when there is a change of more than 50% in ownership of Corillian. Such a change occurred with the sales of Series A convertible preferred stock (Series A) in December 1997, the sale of Series B redeemable convertible preferred stock in April 1999, and the issuance of common stock in Corillian’s initial public offering in April 2000. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to April 2000 is limited.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Redeemable Convertible Preferred Stock

      Corillian has designated shares of authorized preferred stock as redeemable convertible preferred stock. Series B and Series C redeemable convertible preferred stock (Series B and Series C) was subject to certain mandatory redemption features following the affirmative vote of at least 75% of the outstanding shares of Series B and Series C. Upon completion of Corillian’s initial public offering on April 12, 2000, 7,817,516 shares of Series B and 6,905,707 shares of Series C automatically converted into a total of 14,723,223 shares of common stock.

(6) Shareholders’ Equity

     (a) Preferred Stock

      In conjunction with Corillian’s initial public offering on April 12, 2000, 1,639,730 shares of Series A automatically converted into common stock

     (b) Warrant

      Concurrent with Corillian’s initial public offering on April 12, 2000, Corillian issued a warrant to purchase 250,000 shares of common stock. This warrant has an exercise price of $8.00 per share, which was equal to the per share price of Corillian’s initial public offering of common stock, and a term of three years. This warrant was fully vested at the time of purchase and immediately exercisable. The purchase price of this warrant was approximately $1.4 million, which was determined using the Black-Scholes option pricing model and paid upon closing of Corillian’s initial public offering. This warrant is outstanding as of December 31, 2001.

     (c) 2000 Employee Stock Purchase Plan

      In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the ESPP) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. Corillian reserved a total of 333,333 shares of common stock for issuance under the ESPP. All Corillian employees are eligible if they typically work over 20 hours per week and do not own five percent or more of Corillian’s voting stock. At Corillian’s Annual Meeting of Shareholders in May 2001, Corillian’s shareholders approved an amendment to increase the number of shares authorized for issuance pursuant to the ESPP from 333,333 to 400,000.

      The first offering period commenced on the effective date of Corillian’s initial public offering in April 2000 and will end on January 31, 2002. Subsequent offering periods will commence on February 1 and August 1 each year and will have a 24 month duration. Each offering period consists of four consecutive purchase periods of six months’ duration, except that the last date of the first purchase period was July 31, 2000.

      Participants purchase common stock on the last day of each purchase period. The purchase price is the lesser of 85% of the fair market value of the common stock on the first day of an offering period or 85% of the fair market value of the common stock on the purchase date, except that the purchase price for the first offering period is equal to the lesser of 100% of the initial public offering price and 85% of the fair market value of the common stock on the purchase date.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per share weighted-average fair value, as determined by applying the valuation methodology prescribed in FASB Technical Bulletin 97-1 to the ESPP in 2000 and 2001, was $4.19 and $2.54, respectively, using the following assumptions:

	Year Ended December 31,

	2000	2001

Risk free interest rate	5.5%	4.09%
Expected volatility	100%	100%
Expected life	6-24 months	6-24 months
Dividend yield	—	—

(7) 1997 and 2000 Stock Option Plans

      In 1997, Corillian’s Board of Directors approved and adopted a Stock Option Plan (the 1997 Plan). As adopted, the maximum aggregate number of shares awardable under the 1997 Plan was 2,000,000 shares of common stock for the grant of stock options to employees, officers, directors, consultants or advisors. Options granted pursuant to the 1997 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. In April 1999, Corillian’s Board of Directors approved an increase of 2,243,795 shares available for grant under the 1997 Plan, increasing the total shares available for grant to 4,243,795. In March 2000, the Board of Directors approved an amendment that caps the 1997 Plan at 3,453,193 shares, which were the number of shares subject to options at that time. Shares generally vest in yearly installments over a period of three or four years following the date of grant. Options generally expire five years from the date of grant, and generally expire three months after termination of employment with Corillian.

      In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (the 2000 Plan) and reserved 4,000,000 shares of common stock for issuance of stock options to employees, officers, directors, consultants or advisors under the 2000 Plan. At Corillian’s Annual Meeting of Shareholders in May 2001, Corillian’s shareholders approved an amendment to increase the number of shares authorized for issuance pursuant to the 2000 Plan from 4,000,000 to 5,000,000. Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares generally vest over a period of four years following the date of grant. Options generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity under the 1997 and 2000 Plans was as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance December 31, 1998	930,000	0.32
Granted	2,913,667	0.99
Exercised	(132,667)	(0.53)
Cancelled	(91,776)	(0.65)

Balance December 31, 1999	3,619,224	0.84
Granted	3,968,438	9.59
Exercised	(1,220,160)	(0.62)
Cancelled	(541,295)	(4.16)

Balance December 31, 2000	5,826,207	6.54
Granted	1,798,088	5.43
Exercised	(608,573)	(1.12)
Cancelled	(963,802)	(5.33)

Balance December 31, 2001	6,051,920	6.93

      The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Exercisable	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	of Shares	Life	Price	of Shares	Price

$0.15-1.50	1,348,276	2.52	$1.01	1,021,644	$0.99
1.59-3.77	1,673,444	7.90	3.20	506,743	3.35
3.81-10.00	1,693,234	8.82	8.30	501,102	9.47
10.06-19.25	1,174,091	8.66	15.38	299,726	16.88
19.50	162,875	8.36	19.50	66,943	19.50

$0.15-19.50	6,051,920	7.11	$6.93	2,396,158	$5.77

      At December 31, 2001, 1,162,484 shares were available for grant.

      Corillian has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and interpretations, to account for its employee stock option plan. Under APB No. 25, no compensation expense is recognized when the exercise price of Corillian’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value of the underlying common stock. Corillian recorded deferred stock-based compensation of $3.7 million, $6.7 million and $0 for the years ended December 31, 1999, 2000 and 2001, respectively. Amortization of stock-based compensation is being amortized on an accelerated basis over the vesting period of the stock option award, generally three or four years, consistent with the method prescribed in FASB Interpretation No. 28.

      During 1999 and 2000, the Company issued 33,333 and 6,667 stock options to non-employees, respectively. The fair value of these stock options measured at the time of grant, using the Black-Scholes

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option pricing model and applying the assumptions in the table below, totaled $149,000 and $125,000, respectively. These amounts, which are included in deferred stock-based compensation, were to be amortized over the stock option vesting period. During 2000, Corillian accelerated the vesting period of these options and, as such, re-measured the fair value of these options and recorded compensation expense equal to the difference between the total compensation expense calculated after the options are remeasured less previously recognized compensation expense. Amortization of stock-based compensation related to these options was $15,000, $259,000 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively.

      The per share weighted-average fair value, as determined by applying the Black-Scholes option pricing model to stock options granted under the 1997 and 2000 Plans was $1.28, $7.40 and $3.81 during the years ended December 31, 1999, 2000 and 2001, respectively, using the following weighted-average assumptions:

	Year Ended December 31,

	1999	2000	2001

Risk free interest rate	5.6%	5.5%	4.09%
Expected volatility	100%	100%	100%
Expected life in years	3.50	3.85	3.93
Dividend yield	—	—	—

      Had the stock-based compensation for Corillian’s stock option plans and ESPP been determined based on the provisions of Statement No. 123, net loss and basic and diluted net loss per share would have been as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Pro forma net loss attributed to common shareholders	$(10,795)	$(35,324)	$(56,400)

Pro forma basic and diluted net loss per share	$(1.46)	$(1.41)	$(1.63)

(8) Commitments and Contingencies

     (a) Litigation

      Other than the proceedings described below, Corillian is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Corillian.

      In April 2000, KeyBank National Association brought a lawsuit against one of Corillian’s employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and misappropriated trade secrets of KeyBank and used them in performing work for Corillian. Corillian investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing any substantial services for Corillian. Corillian continues to employ this employee. In January 2001, KeyBank named Corillian as a party to the lawsuit, alleging that Corillian misappropriated KeyBank’s trade secrets and confidential information and used them performing work for some of Corillian’s customers. KeyBank is seeking unspecified monetary damages. Corillian filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that Corillian disclosed to KeyBank when Corillian shared its technology with KeyBank in November 1998. Corillian is seeking unspecified monetary damages. Corillian intends to vigorously contest KeyBank’s claims and pursue its counterclaim.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No provision has been made in the accompanying consolidated financial statements for any loss that might result from this lawsuit, if any, because the outcome is uncertain and no estimate can be made at this time.

     (b) Royalty

      Subject to the purchase agreement relating to the right to license software, Corillian agreed to pay Checkfree Corporation a royalty of 7% of gross revenues on a quarterly basis for five years or up to a maximum of $1.75 million. Corillian had the option to pre-pay any unpaid portion of the $1.75 million at present value at any time prior to the end of the royalty period. Royalties are charged to cost of revenues in the accompanying consolidated financial statements. Corillian recorded $493,000, $935,000 and $0 in royalty expenses for the years ended December 31, 1999, 2000 and 2001, respectively. Corillian completed its requirements under the royalty agreement during 2000 and paid the entire royalty obligation.

     (c) 401(k) Plan

      Corillian maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pre-tax basis, subject to maximum limits on contributions set forth by the Internal Revenue Service. Corillian’s contributions are equal to 50% of a participant’s contribution, up to a maximum of 6% of the participant’s annual compensation. Under this plan, Corillian made contributions of $40,000, $332,000 and $429,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

     (d) Lease Obligations

      Corillian is obligated under capital lease agreements for computer and other equipment that expire over the next four years. Gross amounts of property and equipment and related accumulated depreciation recorded under capital leases are as follows at December 31:

	2000	2001

	(In thousands)
Computer and other equipment	$1,294	$1,294
Less accumulated depreciation	(135)	(478)

	$1,159	$816

      Corillian also has noncancelable operating leases, primarily for facilities and computer and other equipment, which expire over the next seven years. Rental expense under operating leases was $304,000, $1.2 million and $3.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments on operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year ending December 31:
2002	$499	$3,440
2003	350	3,511
2004	1	3,583
2005	—	3,326
2006	—	2,894

Total minimum lease payments	850	$16,754

Less amounts representing interest	(117)

Present value of minimum lease payments	733
Less current portion	(414)

Long-term portion of minimum lease payments	$319

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

      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. Borrowings under this arrangement bear interest at an effective rate of 7.9% to 8.6% per annum. Under this line of credit, Corillian is obligated to make fixed monthly payments of approximately $123,000 through January 2005 and two monthly payments thereafter of $29,000 through March 2005.

      Certain assets of Corillian secure borrowings under both of these arrangements. Both agreements contain customary financial covenants, including specific covenants relating to Corillian’s debt coverage ratio and tangible net worth. Corillian is in compliance with these covenants as of December 31, 2001.

      Long-term debt was as follows at December 31:

	2000	2001

	(In thousands)
Line of credit facility due 2003 with an interest rate of 17.2% at December 31, 2001	$2,319	$1,554
Line of credit facility due 2005 with an interest rates of 7.9% to 8.6% at December 31, 2001	3,812	4,042

	6,131	5,596
Less current portion	(1,599)	(2,185)

	$4,532	$3,411

(9) Segment Information

      Corillian has adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information related to operating segments in annual

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. Statement No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. Corillian’s chief operating decision maker, as defined under Statement No. 131, is its chief executive officer.

     (a) Geographic Information

      Corillian derives its revenue from a single operating segment, providing electronic finance software and applications. Revenue is generated in this segment through software and service license arrangements.

      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Our results of operations for the year ended December 31, 2000 and 2001 include approximately $2.2 million and $13.5 million, respectively, of expense relating to our international operations. Our international operations generated approximately $9.2 million of revenue during the year ended December 31, 2001. Corillian International, Ltd., our sole wholly-owned international subsidiary formed in 2000, did not generate any revenues during the year ended December 31, 2000.

     (b) Major Customers

      Revenue from the Company’s major customers are as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Customer A	$1,333	$169	$—
Customer B	1,147	2,031	531
Customer C	—	7,282	3,976
Customer D	—	1,746	8,682

     (c) Revenues and Cost of Revenues

      Corillian’s chief decision-maker monitors the revenue streams of licenses and various services. There are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management has not historically made such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the accompanying financial statements.

      Revenues derived from the Company’s licenses and services are as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
License and professional services	7,131	29,153	49,240
Post-contractual support	191	841	3,366
Hosting	387	406	1,242
OneSource services	27	453	—

	7,736	30,853	53,848

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Related Party Transactions

      In November 1999, the holder of Series A preferred stock converted 90,000 shares into common stock. In November 1999, Corillian repurchased 396,667 shares of Series A preferred stock from certain shareholders for $3.77 per share.

      In December 1999, Corillian entered into a software license and services arrangement totaling $4.5 million, with a holder of Series C preferred stock. Upon Corillian’s initial public offering in April 2000, the Series C preferred stock converted into common stock. Corillian recognized $2.0 million and $531,000 in revenues for the years ended December 31, 2000 and 2001, respectively, in connection with this arrangement. At December 31, 2000 and 2001, accounts receivable from this customer was $105,000 and $728,000, respectively. At December 31, 2000 and 2001, deferred revenue from this customer was $158,000 and $362,000, respectively, and revenue in excess of billing was $0 and $31,000, respectively. The arrangement was negotiated at arms-length in a manner consistent with arrangements with other customers of Corillian.

      In April 2000, Corillian entered into a software license and services arrangement totaling $3.0 million, with a holder of common stock, which was issued in a private placement that occurred concurrently with Corillian’s initial public offering in April 2000. Corillian recognized $655,000 and $2.5 million in revenues for the years ended December 31, 2000 and 2001, respectively, in connection with this arrangement. At December 31, 2000 and 2001, accounts receivable from this customer was $169,000 and $569,000, respectively. At December 31, 2000 and 2001, deferred revenue from this customer was $648,000 and $476,000, respectively, and revenue in excess of billing was $0 and $163,000, respectively. The arrangement was negotiated at arms-length in a manner consistent with arrangements with other customers of Corillian.

(11) Acquisitions

     (a) InterTech Systems, Inc.

      In April 2000, Corillian issued an aggregate of 138,638 shares of its common stock to acquire InterTech Systems, Inc. (InterTech), a Minnesota corporation, which was a developer of data aggregation intellectual property and technology. Of the 138,638 shares of Corillian common stock issued, 69,319 of these shares are held in escrow for one year to secure the indemnification obligations of the InterTech shareholders. Following the provisions of Statement 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, Corillian recorded $1.3 million in research and development expenses consisting of $1.1 million relating to the 138,638 shares issued to InterTech and $228,000 for consulting and other services relating to the acquisition, during 2000, in connection with the InterTech transaction.

     (b) Hatcher Associates Inc.

      In November 2000, we acquired Hatcher Associates Inc. (Hatcher), a software integration, implementation and consulting company focused on applications for consumer banking. Under the terms of the Stock Purchase Agreement dated November 24, 2000, between Hatcher and Corillian, approximately 1.9 million shares of Corillian Common Stock were issued or reserved for issuance for all outstanding shares of Hatcher. Corillian also assumed outstanding options for 212,700 shares of the common stock of Hatcher, which converted into fully vested options for 41,581 shares of Corillian common stock. As a result of the purchase, Hatcher became a wholly-owned subsidiary of Corillian. Corillian has since changed Hatcher’s name to Corillian Services, Inc.

      This acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statement of operations for the year ended December 31, 2000 includes the results of Hatcher beginning November 24, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Corillian’s management based on information currently available at the time of acquisition and on current assumptions as to future operations. Of the total purchase price of $25.7 million,

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $3.7 was allocated to tangible assets acquired, offset by approximately $1.4 million of liabilities assumed, and the remainder was allocated to intangible assets, including customer relationships of $2.6 million, workforce of $1.8 million and goodwill of $19.0 million.

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

      In the fourth quarter of 2001, Corillian determined that the goodwill and other intangible assets associated with Hatcher’s business were impaired. See Note 12 for further discussion of this asset impairment.

(12) Restructuring and Impairment Charges

      During the fourth quarter of 2001, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. The restructuring actions taken in 2001 included the reorganization of operational and management responsibilities and closure of Corillian Services, Inc.’s (formerly Hatcher Associates Inc.) Los Angeles headquarters. These actions resulted in a net reduction of worldwide headcount of 125, of which 41 were employees of Hatcher. Restructuring charges recorded in connection with these actions totaled $1.3 million and consisted of severance-related costs of $1.2 million, $90,000 in losses recognized on the sale of equipment, and lease cancellation costs of $27,000. The restructuring effort was substantially completed by December 31, 2001. Of the cash restructuring charges of $1.0 million, approximately $889,000 was paid in 2001 and the remainder will be paid during the first half of 2002.

      The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances for the year ended December 31, 2001:

		Non-Cash
	Accruals	Charges	Total Charges

	(In thousands)
Severance-related payments	$1,017	$200	$1,217
Losses on sale of equipment	—	90	90
Lease cancellation costs	27	—	27

	1,044	$290	$1,334

Cash payments during 2001	(889)

Accrued restructuring charges at December 31, 2001	$155

      In accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management reviewed the goodwill and other intangible asset balances for impairment as Hatcher’s operating results and forecasted future results indicated the carrying amount of these assets may not be recoverable. The impairment analysis was based on projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of goodwill and other intangible assets

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the business. Consequently, in the fourth quarter of 2001, Corillian determined that the goodwill and other intangible assets were impaired and Corillian recorded an impairment of the entire goodwill and other intangible asset balance.

(13) Quarterly Financial Information — Unaudited

      A summary of quarterly financial information follows:

	Quarter Ended 2000

	March 31	June 30	September 30	December 31

Total revenue	$3,256	$5,723	$9,515	$12,359
Gross profit	318	1,155	2,538	4,343
Operating loss	(7,825)	(9,932)	(8,247)	(9,165)
Net loss	(7,612)	(9,173)	(7,592)	(8,878)
Net loss per share, diluted and basic(2)	(0.32)	(0.34)	(0.24)	(0.27)

	Quarter Ended 2001

	March 31	June 30	September 30	December 31

Total revenue	$13,690	$15,213	$15,031	$9,914
Gross profit	5,386	6,706	7,230	4,169
Operating loss	(10,339)	(8,290)	(6,089)	(24,280	)(1)
Net loss	(10,063)	(8,299)	(6,263)	(24,676)
Net loss per share, diluted and basic(2)	(0.29)	(0.24)	(0.18)	(0.71)

(1)	Corillian recorded restructuring and impairment charges of $18,097 during the quarter ended December 31, 2001.

(2)	The four quarters for net loss per share may not add for the year because of the different number of shares outstanding during the year.

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian’s report on Form 8-K filed on December 7, 2000)
2.2	Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian’s report on Form 8-K filed on December 7, 2000)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.2	Form of Warrant Issued to Bank One (incorporated by reference to Exhibit 4.2 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)
10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.6	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001 (incorporated by reference to Exhibit 10.6 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.7	Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian’s Form S-1, as amended, File No. 333-95513)
10.8*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.9	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated March 12, 2002
10.10*	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart (incorporated by reference to Exhibit 10.12 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.11*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)
21.1*	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2001)
23.1	Consent of KPMG LLP, Independent Public Accountants
24.1	Power of Attorney (see page 35).

* Management contract or compensatory plan.