Form 10-Q
period 2002-03-31
CORILLIAN CORP
filed 2002-05-15
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

(503) 629-3300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X] No [   ]

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2002 was 35,263,644 shares.

CORILLIAN CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	March 31,
	2001	2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,798	$16,359
Investments	1,905	1,100
Accounts receivable	9,427	8,042
Revenue in excess of billings	6,410	6,649
Other current assets	1,429	1,402

Total current assets	34,969	33,552
Property and equipment, net	12,995	11,985
Investment in joint venture	1,990	1,832
Other assets	289	276

Total assets	$50,243	$47,645

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,133	$4,633
Deferred revenue	8,881	10,657
Current portion of capital lease obligations	414	454
Current portion of long-term borrowings	2,185	2,458
Other current liabilities	597	685

Total current liabilities	17,210	18,887
Capital lease obligations, less current portion	319	278
Long-term borrowings, less current portion	3,411	2,621
Other long-term liabilities	1,199	1,168

Total liabilities	22,139	22,954

Shareholders’ equity:
Common stock	125,069	125,318
Deferred stock-based compensation	(1,169)	(803)
Accumulated other comprehensive loss	(19)	(17)
Accumulated deficit	(95,777)	(99,807)

Total shareholders’ equity	28,104	24,691

Total liabilities and shareholders’ equity	$50,243	$47,645

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	For the Three Months Ended March 31,

	2001	2002

Revenues	$13,690	$10,063
Cost of revenues	8,304	5,323

Gross profit	5,386	4,740

Operating expenses:
Sales and marketing	5,320	3,277
Research and development	3,753	1,862
General and administrative	3,832	3,031
Amortization of goodwill and other intangible assets	2,029	—
Amortization of deferred stock-based compensation	791	325

Total operating expenses	15,725	8,495

Loss from operations	(10,339)	(3,755)
Other income (expense), net	276	(275)

Net loss	(10,063)	(4,030)

Basic and diluted net loss per share	$(0.29)	$(0.11)
Shares used in computing basic and diluted net loss per share	34,335	35,181

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31,

	2001	2002

Cash flows from operating activities:
Net loss	$(10,063)	$(4,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,013	1,290
Amortization of deferred stock-based compensation	791	325
Amortization of goodwill and other intangible assets	2,029	—
Equity in losses of joint venture	117	158
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,387	1,385
Revenue in excess of billings	(1,329)	(239)
Other assets	(386)	37
Accounts payable and accrued liabilities	(2,822)	(499)
Deferred revenue and other liabilities	(512)	1,833

Net cash (used in) provided by operating activities	(9,775)	260

Cash flows from investing activities:
Net proceeds from the purchase and sale of property and equipment	(3,969)	(168)
Proceeds from the maturities of investments	—	805

Net cash (used in) provided by investing activities	(3,969)	637

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,076	290
Proceeds from line of credit borrowings, net	765	(517)
Principal payments on capital lease obligations	(92)	(113)

Net cash provided by (used in) financing activities	1,749	(340)

Effect of exchange rate fluctuations on cash and cash equivalents	(26)	4

(Decrease) increase in cash and cash equivalents	(12,021)	561
Cash and cash equivalents at beginning of period	49,150	15,798

Cash and cash equivalents at end of period	$37,129	$16,359

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share data)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(2) Principles of Consolidation

     The condensed consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian Services, Inc. and Corillian South Asia Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) Concentration of Credit Risk

     Results of operations are derived primarily from United States operations and all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s consolidated revenue for the three months ended March 31, 2001 and 2002. Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of March 31, 2002, one customer accounted for approximately 15% of Corillian’s consolidated trade accounts receivable balance. Two customers, in total, accounted for approximately 79% of Corillian’s consolidated revenue in excess of billing balance as of March 31, 2002. Loss of or non-performance by these significant customers could adversely affect Corillian’s financial position, liquidity or results from operations.

(4) Comprehensive Income

     Corillian has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting on Comprehensive Income (Statement No. 130). Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners, including foreign currency translation adjustments. To date, such transactions that are required to be reported in comprehensive income are not material to Corillian’s financial position or results of operations.

(5) Supplemental Disclosures of Cash Flow Information

	For the Three Months Ended

	March 31, 2001	March 31, 2002

	(in thousands)
Cash paid during the period for:
Interest	$217	$165
Taxes	14	7
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	—	112
Common shares issued in business combination	306	—

(6) Net Loss Per Share

     We compute net loss per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98. Under the provisions of Statement No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss attributed to common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period.

     The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options and warrants using the treasury stock method, which are not included in calculating net loss per share due to their antidilutive effect for the periods indicated:

	For the Three Months Ended

	March 31, 2001	March 31, 2002

Shares issuable under stock options	2,303,035	713,100
Shares issuable under warrants	45,501	—

	2,348,536	713,100

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three Months Ended

	March 31, 2001	March 31, 2002

Shares issuable under stock options	2,446,272	4,277,495
Shares issuable under warrants	—	250,000

	2,446,272	4,527,495

(7) Stock-based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended

	March 31, 2001	March 31, 2002

	(in thousands)
Cost of revenues	$105	$55
Sales and marketing	412	151
Research and development	64	25
General and administrative	210	94

	$791	$325

(8) Segment Information

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

Corillian derives its revenue from a single operating segment, providing electronic finance software and services. Revenue is generated in this segment through software license and professional service arrangements.

Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Our results of operations for the three months ended March 31, 2001 and 2002 include approximately $2.0 million and $2.2 million, respectively, of direct operating expenses related to our international operations, primarily Europe. Corillian’s international operations generated a total of approximately $1.3 million and $323,000, respectively, of our consolidated revenues during the three months ended March 31, 2001 and 2002.

(b)	Revenues

            Revenues derived from Corillian’s licenses and services are as follows:

	For the Three Months Ended

	March 31, 2001	March 31, 2002

	(in thousands)
License and professional services	$13,116	$8,141
Post-contractual customer support	431	1,459
Hosting	143	463

	$13,690	$10,063

(9) Restructuring and Impairment Charges

     During the fourth quarter of 2001, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. The restructuring actions taken in 2001 included the reorganization of operational and management responsibilities and closure of Corillian Services, Inc.’s Los Angeles headquarters. These actions resulted in a net reduction of worldwide headcount of 125, of which 41 were employees of Corillian Services, Inc. Restructuring charges recorded in connection with these actions totaled $1.3 million and consisted of severance-related costs of $1.2 million, $90,000 in losses recognized on the sale of equipment, and lease cancellation costs of $27,000. Of the cash restructuring charges of $1.0 million, approximately $889,000 was paid in 2001 and the remainder of approximately $155,000 was paid during the three months ended March 31, 2002.

     The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances as of and for the three months ended March 31, 2002:

		Non-Cash	Total
	Accruals	Charges	Charges

		(In thousands)
Severance-related payments	$1,017	$200	$1,217
Losses on sale of equipment	—	90	90
Lease cancellation costs	27	—	27

	1,044	$290	$1,334

Cash payments during 2001	(889)

Accrued restructuring charges at December 31, 2001	155
Cash payments during the three months ended March 31, 2002	(155)

Accrued restructuring charges at March 31, 2002	$—

     In accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, Corillian determined in the fourth quarter of 2001 that the goodwill and other intangible assets recorded during the acquisition of Hatcher Associates, Inc. in November 2000 were impaired and recorded an impairment of the entire goodwill and other intangible assets balance of approximately $16.8 million.

(10) Goodwill and Other Intangible Assets

     Statement No. 142, Goodwill and Other Intangible Assets, requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized. Corillian adopted Statement No. 142 on January 1, 2002.

     The following table illustrates what Corillian’s net loss and basic and diluted net loss per share would have been during the three months ended March 31, 2001 and 2002, exclusive of amortization expense related to the goodwill and other non-amortized intangible assets recorded during the acquisition of Hatcher Associates, Inc:

	For the Three Months Ended March 31,

	2001	2002

	(In thousands, except per share data)
Reported net loss	$(10,063)	$(4,030)
Add back: Amortization of goodwill and other intangible assets	1,813	—

Adjusted net loss	$(8,250)	$(4,030)

Reported basic and diluted net loss per share	$(0.29)	$(0.11)
Add back: Amortization of goodwill and other intangible assets	0.05	—

Adjusted basic and diluted net loss per share	$(0.24)	$(0.11)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

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

     Since incorporation, we have incurred substantial costs to develop and market our technology and to provide professional services. As a result, we have incurred net losses in each quarter of operation since inception and have accumulated a deficit of $99.8 million as of March 31, 2002. Our limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of our business and our limited operating history, we believe period-to-period comparisons of our results of operations, including our revenues and costs of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of our future performance.

     During the three months ended March 31, 2002, each of three customers accounted for more than 10% of consolidated revenue and, in total, these three customers accounted for approximately 38% of consolidated revenue during the quarter, as compared to the three months ended March 31, 2001, when one customer accounted for approximately 38% of consolidated revenue.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include software revenue recognition and accruals for loss contracts and contingencies. Our policy and related procedures for software revenue recognition are summarized below.

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

     Revenue on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, is allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support, training and hosting services can be separated from software licenses, implementation and custom software engineering services because (a) post-contractual customer support, training and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate), and on training based on the price customers are charged when these services are sold separately. Under the residual method, the fair value of post-contractual customer support, training, and hosting services is deferred and subsequently recognized as the services are performed. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support, hosting and training services is allocated to software license, implementation and custom software engineering services and recognized using contract accounting.

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

Results of Operations

Revenues

     Revenues decreased from $13.7 million for the three months ended March 31, 2001, to $10.1 million for the three months ended March 31, 2002. This decrease in revenues is primarily due to a decrease in consolidated software license and professional service revenue of approximately $5.0 million, as Corillian licensed software and performed professional services for a fewer number of customers during the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001. Our international operations and Corillian Services, Inc. contributed approximately $323,000 and $962,000, respectively, to our consolidated software license and professional service revenue for the three months ended March 31, 2002, as compared with approximately $1.3 million and $3.2 million, respectively, for the three months ended March 31, 2001. The remaining decrease is due to a decrease in Corillian’s domestic software license and professional service revenues during the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001.

     This decrease was partially offset by increases in consolidated maintenance and hosting revenue of approximately $1.0 million and $320,000, respectively, during the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001. This increase in maintenance and hosting revenue is primarily due to an increased number of active maintenance and hosting customers, as well as improved pricing associated with maintenance and hosting contracts, as compared with the comparable period in fiscal 2001.

Cost of Revenues

     Cost of revenues decreased from $8.3 million for the three months ended March 31, 2001, to $5.3 million for the three months ended March 31, 2002. Gross profit increased as a percentage of revenues from 39% for the three months ended March 31, 2001, to 47% for the three months ended March 31, 2002.

     This decrease in cost of revenues in absolute dollars was primarily due to a reduction in the number of our professional services personnel from 189 at March 31, 2001, to 148 at March 31, 2002. This decrease in absolute dollars was mainly a result of our restructuring actions to improve operational efficiency during the fourth quarter of 2001 and a significant reduction in third-party integration expenses incurred during the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001. The increase in gross profit as a percentage of revenue is mainly attributable to improved pricing on post-contractual customer support and hosting services contracts, as well as increased utilization of professional services personnel.

     Cost of revenues associated with Corillian Services, Inc. decreased approximately $1.8 million during the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001. This decrease in Corillian Services, Inc.’s cost of revenues is primarily due to the closure of its Los Angeles headquarters and the reduction in its headcount of 41 professional services personnel.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses decreased from $5.3 million for the three months ended March 31, 2001, to $3.3 million for the three months ended March 31, 2002.

     This decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency during the fourth quarter of 2001. We decreased the number of our sales and marketing personnel from 99 at March 31, 2001, to 58 at March 31, 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, domestic sales and marketing expenses decreased by $1.5 million for the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001. This decrease was also attributable to a decrease of approximately $379,000 and $197,000, respectively, in direct international and Corillian Services, Inc. sales and marketing expenses for the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of our products. Research and development expenses decreased from $3.8 million for the three months ended March 31, 2001, to $1.9 million for the three months ended March 31, 2002. This decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and other corporate cost containment initiatives, as we decreased the number of our research and development personnel from 71 at March 31, 2001, to 61 at March 31, 2002, and significantly reduced third-party research and development expenses during the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001. This decrease was also due to approximately $290,000 of funded research and development, which was recorded as a reduction of research and development expense during the three months ended March 31, 2002.

     General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses and other general corporate expenses. General and administrative expenses decreased from $3.8 million for the three months ended March 31, 2001, to $3.0 million for the three months ended March 31, 2002.

     This decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and other corporate cost containment initiatives, as we decreased the number of our general and administrative personnel from 56 at March 31, 2001, to 38 at March 31, 2002. As a result, during the three months ended March 31, 2002, our direct domestic and Corillian Services, Inc. general and administrative expenses decreased approximately $537,000 and $802,000, respectively, as compared with the three months ended March 31, 2001. These decreases were partially offset by an increase of approximately $537,000 in international general and administrative expenses for the three months ended March 31, 2002, as compared with the comparable period in fiscal 2001. This increase in international general and administrative expenses was mainly due to a charge of approximately $619,000 recognized during the three months ended March 31, 2002 to write-off a customer receivable.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $2.0 million for the three months ended March 31, 2001, to $0 for the three months ended March 31, 2002. This decrease was due to Corillian recording an impairment of its entire goodwill and other intangible asset balance in the fourth quarter of fiscal 2001.

     Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of our common stock at the time of the grants. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. In addition, this amount includes the fair value of stock options granted to non-employees. Amortization of deferred stock-based compensation decreased from $791,000 for the three months ended March 31, 2001, to $325,000 for the three months ended March 31, 2002. We expect amortization of approximately $642,000 and $161,000, respectively, for the remainder of 2002 and 2003, respectively, related to these stock options.

Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income (expense), net, decreased from income of $276,000 for the three months ended March 31, 2001, to an expense of $275,000 for the three months ended March 31, 2002. This decrease was mainly the result of a reduction in interest income earned of approximately $558,000 due to lower interest rates and decreased cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

     At March 31, 2002, we had $17.5 million in cash, cash equivalents and short-term investments, consisting of cash, money market funds and taxable municipal bonds with original maturities from 0 to 180 days. In January 2000, we obtained a $3.0 million equipment line of credit with a financial institution of which $1.3 million was outstanding at March 31, 2002. In November 2000, we obtained a $5.0 million equipment line of credit with a financial institution of which $3.8 million was outstanding at March 31, 2002.

     Net cash used in operating activities was $9.8 million for the three months ended March 31, 2001. Net cash provided by operating activities was approximately $260,000 for the three months ended March 31, 2002. This increase in net cash provided by operating activities resulted primarily from a significant reduction in net operating loss, a decrease in accounts receivable and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities.

     Net cash used in investing activities was $4.0 million for the three months ended March 31, 2001. Net cash provided by investing activities was approximately $637,000 for the three months ended March

31, 2002. This increase in net cash provided by investing activities resulted primarily from a reduction in capital expenditures of approximately $3.8 million, as well as net proceeds from the maturities of short-term investments of approximately $805,000 during the three months ended March 31, 2002. We expect that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities. We are currently obligated to contribute an additional $1.0 million in cash to e-Banc, a company in which we invested in June 2000, and are in the process of structuring a note to be issued to e-Banc that would extend the date for payment of this amount.

     Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2001. Net cash used in financing activities was approximately $340,000 for the three months ended March 31, 2002. This decrease in net cash provided by financing activities was primarily due to a reduction of approximately $786,000 in proceeds received from the issuance of common shares under stock options and Corillian’s employee stock purchase plan, as well as net payments made on long-term obligations of approximately $630,000 during the three months ended March 31, 2002, compared to net borrowings under these obligations of approximately $673,000 during the three months ended March 31, 2001.

     We have no material financial obligations other than obligations under our line of credit facilities and operating and capital leases, as well as our obligation to contribute an additional $1.0 million in cash to e-Banc. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of our operations, both domestically and internationally. We believe our current cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to our current shareholders’ percentage ownership. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned research and development and sales and marketing efforts, as well as the further development of our infrastructure.

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

•	We have a limited operating history and are subject to the risks that our solutions are not adopted by financial service providers or used by consumers.

•	We have a history of losses, we expect to continue to incur losses and we may not achieve or maintain profitability.

•	We may need to raise additional financing to fund our operations and may not be able to raise funds on beneficial terms or at all.

•	A small number of customers account for a substantial portion of our revenues in each period; our business could suffer if we lose customers or fail to add additional customers to our customer base.

•	If we do not develop international operations as expected or fail to address international market risks, we may not achieve anticipated sales growth.

•	If we, or our implementation partners, do not effectively implement our solutions at financial service providers’ facilities, we may not achieve anticipated revenues or gross margins.

•	Acquisitions by us may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	Our products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Competition in the market for Internet-based financial services is intense and could reduce our sales and prevent us from achieving profitability.

•	Our ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

•	Our business, results from operations, financial condition and liquidity could be seriously harmed by the negative outcome of a lawsuit, costs associated with a lawsuit and the diversion of management’s time and resources to defend a lawsuit.

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

Interest Rate Sensitivity

     At March 31, 2002, we had cash, cash equivalents and short-term investments of $17.5 million, which consist mainly of cash, highly liquid money market funds and taxable municipal bonds. Our investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce our interest income. Substantially all of our revenues recognized to date have been denominated in United States dollars and substantially all of our revenues are from customers in the United States. Although substantially all of our revenues have been from United States customers, we expect to recognize more revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be adversely affected.

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

     No reports on Form 8-K were filed during the three-month period ended March 31, 2002.

SIGNATURE

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.

CORILLIAN CORPORATION

By:	/s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Risk Factors