Form 10-Q
period 2002-06-30
CORILLIAN CORP
filed 2002-08-14
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION

(Exact name of registrant as specified in its charter)

OREGON (State or other Jurisdiction of Incorporation or Organization)	91-1795219 (I.R.S. Employer Identification Number)

3400 NW John Olsen Place Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)

(503) 629-3300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X] No [   ]

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2002 was 35,483,286 shares.

CORILLIAN CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2001	June 30, 2002

		(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,798	$13,206
Investments	1,905	1,100
Accounts receivable	9,427	8,970
Revenue in excess of billing	6,410	4,342
Other current assets	1,429	1,927

Total current assets	34,969	29,545
Property and equipment, net	12,995	11,060
Investment in joint venture	1,990	1,529
Other assets	289	524

Total assets	$50,243	$42,658

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,133	$5,562
Deferred revenue	8,881	11,116
Current portion of capital lease obligations	414	452
Current portion of long-term borrowings	2,185	2,323
Other current liabilities	597	828

Total current liabilities	17,210	20,281
Capital lease obligations, less current portion	319	195
Long-term borrowings, less current portion	3,411	2,225
Other long-term liabilities	1,199	1,138

Total liabilities	22,139	23,839

Shareholders’ equity
Common stock	125,069	125,252
Deferred stock-based compensation	(1,169)	(492)
Accumulated other comprehensive loss	(19)	(11)
Accumulated deficit	(95,777)	(105,930)

Total shareholders’ equity	28,104	18,819

Total liabilities and shareholders’ equity	$50,243	$42,658

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Revenues	$15,213	$8,981	$28,903	$19,044
Cost of revenues	8,507	5,094	16,811	10,417

Gross profit	6,706	3,887	12,092	8,627

Operating expenses:
Sales and marketing	5,026	3,189	10,346	6,466
Research and development	3,628	2,464	7,381	4,326
General and administrative	3,657	3,057	7,489	6,088
Amortization of intangible assets	2,052	—	4,081	—
Amortization of deferred stock-based compensation	633	231	1,424	556
Restructuring charges	—	682	—	682

Total operating expenses	14,996	9,623	30,721	18,118

Loss from operations	(8,290)	(5,736)	(18,629)	(9,491)
Other income (expense), net	(9)	(387)	267	(662)

Net loss	$(8,299)	$(6,123)	$(18,362)	$(10,153)

Basic and diluted net loss per share	$(0.24)	$(0.17)	$(0.53)	$(0.29)
Shares used in computing basic and diluted net loss per share	34,532	35,259	34,434	35,220

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Six-Month Period Ended

	June 30, 2001	June 30, 2002

Cash Flows from Operating Activities:
Net loss	$(18,362)	$(10,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,159	2,603
Amortization of deferred stock-based compensation	1,424	556
Amortization of intangible assets	4,081	—
Equity in losses of joint venture	220	461
Change in assets and liabilities
Accounts receivable	(2,466)	462
Revenue in excess of billing	(3,320)	2,068
Other assets	(664)	(721)
Accounts payable and accrued liabilities	(3,406)	417
Deferred revenue and other liabilities	1,657	2,418

Net cash used in operating activities	(18,677)	(1,889)

Cash flows from investing activities:
Purchase of property and equipment	(5,724)	(535)
Proceeds from the maturities of investments	—	805

Net cash (used in) provided by investment activities	(5,724)	270

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,125	304
Proceeds from (repayments on) line of credit borrowings, net	290	(1,048)
Principal payments on capital lease obligations	(186)	(232)

Net cash provided by (used in) financing activities	1,229	(976)

Effect of exchange rate fluctuations on cash and cash equivalents	(43)	3

Decrease in cash and cash equivalents	(23,215)	(2,592)
Cash and cash equivalents at beginning of period	49,150	15,798

Cash and cash equivalents at end of period	$25,935	$13,206

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share data)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Corillian's report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(3) Revenue Recognition

     Corillian recognizes revenue from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Corillian’s software licenses are functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

(4) Concentration of Credit Risk

     Results of operations are derived primarily from United States operations and all significant assets reside in the United States. Banks and other financial institutions accounted for substantially all of Corillian’s consolidated revenue for the three and six-month periods ended June 30, 2001 and 2002. During the three-month period ended June 30, 2002, one customer accounted for approximately 15% of Corillian’s consolidated revenue. Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of June 30, 2002, one customer accounted for approximately 11% of Corillian’s consolidated trade accounts receivable balance. Three customers, in total, accounted for approximately 61% of Corillian’s consolidated revenue in excess of billing balance as of June 30, 2002. Loss of or non-performance by these significant customers could adversely affect Corillian’s financial position, liquidity or results from operations.

(5) Comprehensive Income

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

(6) Supplemental Disclosures of Cash Flow Information

	For the Six-Month Period Ended

	June 30, 2001	June 30, 2002

Cash paid during the period for:
Interest	433	313
Taxes	45	7
Supplemental diclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	—	146
Common shares issued in business combination	306	—

(7) Net Loss Per Share

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

     The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options using the treasury stock method, which are not included in calculating net loss per share due to their antidilutive effect for the periods indicated:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Shares issuable under stock options	935,928	635,897	1,961,558	723,095

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Shares issuable under stock options	2,837,143	5,237,384	2,687,174	4,937,443
Shares issuable under warrant	250,000	250,000	250,000	250,000

	3,087,143	5,487,384	2,937,174	5,187,443

(8) Stock-based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Cost of revenues	$82	32	$187	87
Sales and marketing	346	116	757	267
Research and development	50	22	115	47
General and administrative	155	61	365	155

	$633	$231	$1,424	$556

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

Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the three and six-month periods ended June 30, 2001 include approximately $2.1 million and $4.3 million, respectively, of direct operating expenses related to its international operations, located primarily Europe. Direct operating expenses related to Corillian’s international operations totaled approximately $1.1 million and $3.3 million, respectively, during the three and six-month periods ended June 30, 2002.

Corillian’s international operations generated a total of approximately $3.1 million and $4.4 million, respectively, of its consolidated revenues during the three and six-month periods ended June 30, 2001. During the three and six-month periods ended June 30, 2002, these international operations generated approximately $246,000 and $570,000, respectively, of Corillian’s consolidated revenues.

     (b)  Revenues

Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

License and professional services	$14,211	$6,924	$27,327	$15,065
Post-contractual customer support	724	1,628	1,155	3,087
Hosting	278	429	421	892

	$15,213	$8,981	$28,903	$19,044

(10) Restructuring Charges

     During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. These actions resulted in a net reduction of worldwide headcount by 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these cash restructuring charges, approximately $398,000 were paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 will be paid during the three-month period ending September 30, 2002.

     The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances as of and for the three months ended June 30, 2002:

(In thousands)
Accrued restructuring charges at March 31, 2002	$—
Severance-related charges	682
Cash payments during the three-month period ended June 30, 2002	(398)

Accrued restructuring charges at June 30, 2002	$284

(11) Goodwill and Other Intangible Assets

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

     The following table illustrates what Corillian’s net loss and basic and diluted net loss per share would have been during the three and six-month periods ended June 30, 2001 and 2002, exclusive of amortization expense related to the goodwill and other non-amortized intangible assets recorded during the acquisition of Hatcher Associates, Inc:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

	(In thousands, except per share data)		(In thousands, except per share data)
Reported net loss	$(8,299)	$(6,123)	$(18,362)	$(10,153)
Add back: Amortization of goodwill and other intangible assets	2,052	—	4,081	—

Adjusted net loss	$(6,247)	$(6,123)	$(14,281)	$(10,153)

Reported basic and diluted net loss per share	$(0.24)	$(0.17)	$(0.53)	$(0.29)
Add back: Amortization of goodwill and other intangible assets	0.06	—	0.12	—

Adjusted basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.41)	$(0.29)

(12) Commitments and Contingencies

     In April 2000, KeyBank National Association brought a lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio against one of Corillian’s employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and misappropriated trade secrets of KeyBank and used them in performing work for Corillian. Corillian investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing any substantial services for Corillian. Corillian continues to employ this employee. In January 2001, KeyBank named Corillian as a party to the lawsuit, alleging that Corillian misappropriated KeyBank’s trade secrets and confidential information and used them in performing work for some of its customers. KeyBank is seeking unspecified monetary damages. Corillian filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that it disclosed to KeyBank when Corillian shared its technology with them in November 1998. Corillian is seeking unspecified monetary damages. Corillian intends to vigorously contest KeyBank’s claims and pursue its counterclaim. The trial is scheduled to commence on October 15, 2002. An outcome that is adverse to Corillian, costs associated with the lawsuit and the diversion of management’s time and resources to defend the lawsuit could seriously harm our business, results from operations, financial condition and liquidity.

      Corillian recorded a charge of approximately $575,000 during the three-month period ended June 30, 2002 related to a contract dispute with a customer. $100,000 of this amount was accrued as a contingency in general and administrative expense. The remaining $475,000 was recorded as a reduction in revenue from changes in the terms of the customer’s existing contract. In August 2002, Corillian entered into a definitive settlement agreement with the customer. As a result of the settlement, Corillian accrued an additional charge as discussed in note 13.

     Corillian is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.

     Corillian is currently obligated to contribute an additional $1.0 million in cash to e-Banc, a company in which it invested in June 2000, and will make this contribution in the fourth fiscal quarter of 2002.

(13) Subsequent Event

     In August 2002, Corillian signed a definitive agreement to settle the contract dispute discussed in note 12. Under the agreement, Corillian agreed to make cash payments totaling approximately $562,000. Accordingly, subsequent to the July 24, 2002 publication of Corillian’s press release announcing its results as of and for the three-month period ended June 30, 2002, Corillian accrued an additional charge of approximately $462,000 in the financial statements as of and for the three-month period ended June 30, 2002. Corillian believes, based on the facts known to date, that a portion of the cash settlement will be recovered through insurance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

     This discussion and analysis should be read in conjunction with Corillian’s Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Corillian’s report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

Overview

     Corillian licenses software and provide professional services to financial service providers, such as banks, brokerages, insurance companies and financial portals. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. The Corillian Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard.

     Substantially all of Corillian’s revenue is derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognize revenues for licenses and implementation and custom engineering services using the percentage-of-completion method. Revenue relating to maintenance services is recognized ratably over the term of the associated maintenance contract. Revenues derived from training, hosting and consulting services are recognized as the services are performed. Corillian generally licenses Corillian Voyager on an end user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. For customers that provide Corillian with significant strategic advantages, Corillian has in the past and may in the future charge discounted license fees based on an unlimited number of end users.

     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and hosting personnel who are responsible for software maintenance and hosting. From time to time to accommodate specific customers, Corillian resells equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials is included within the cost of revenues in the period in which the resale occurs.

     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has incurred net losses in each quarter of operation since inception and has accumulated a deficit of $105.9 million as of June 30, 2002. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and costs of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

     During the three-month period ended June 30, 2002, one customer accounted for approximately 15% of consolidated revenue, as compared to the three-month period ended June 30, 2001, when one customer accounted for approximately 19% of consolidated revenue.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, income taxes, financing operations, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include software revenue recognition and accruals for contract losses and loss contingencies. Corillian’s policy and related procedures for software revenue recognition are summarized below.

     Revenue Recognition. Corillian recognizes revenue from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Corillian’s software licenses are functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

Results of Operations

Revenues

     Revenues decreased from $15.2 million and $28.9 million, respectively, for the three and six-month periods ended June 30, 2001, to $9.0 million and $19.0 million, respectively, for the three and six-month periods ended June 30, 2002. The decrease in revenues is primarily due to a decrease in consolidated software license and professional service revenue of approximately $7.3 million and $12.3 million, respectively, during the three and six-month periods ended June 30, 2002, as Corillian licensed software and performed professional services for fewer new customers, as compared with the comparable periods in fiscal 2001. During the first two fiscal quarters of 2002, Corillian experienced some implementation project delays as a result of short-term changes in customer priorities and delays caused by third-party service providers that Corillian must cooperate with in order to fulfill the requirements of Corillian’s customers. These delays resulted in lower revenue than expected, as the percent complete of these projects did not increase as expected. The decrease is also due to the modification of contractual obligations for one of Corillian’s customers as a result of a contract dispute. As a result of the settlement of this dispute, Corillian recorded a reduction in revenue of $475,000 during the three-month period ended June 30, 2002.

     Corillian’s international operations contributed approximately $246,000 and $570,000, respectively, to its consolidated revenue for the three and six-month periods ended June 30, 2002, as compared with approximately $3.1 million and $4.4 million, respectively, for the three and six-month periods ended June 30, 2001. Because of the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002 and the subsequent reduction in employees throughout Corillian’s international operations, Corillian does not expect its international operations to generate significant revenue during fiscal 2002. Corillian is pursuing ways in which to increase revenue derived from its international operations through resellers. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenue from international operations will comprise a significant percentage of its consolidated revenue.

     Corillian Services, Inc. contributed approximately $657,000 and $1.6 million, respectively, to Corillian’s consolidated revenue for the three and six-month periods ended June 30, 2002, as compared with approximately $2.2 million and $5.4 million, respectively, for the three and six-month periods ended June 30, 2001. As part of Corillian’s restructuring actions during the fourth quarter of 2001, Corillian Services, Inc. closed its Los Angeles headquarters and reduced its headcount by 41 professional services personnel. Corillian anticipates that quarterly revenue from Corillian Services, Inc. in future quarters will be relatively flat to lower as compared with the quarterly revenues earned by Corillian Services, Inc. during the second fiscal quarter of 2002.

     The decrease was partially offset by increases in consolidated maintenance revenue of approximately $904,000 and $1.9 million, respectively, during the three and six-month periods ended June 30, 2002 and increases in consolidated hosting revenue of approximately $151,000 and $471,000, respectively, during the three and six-month periods ended June 30, 2002, as compared with the comparable periods in fiscal 2001. This increase in maintenance and hosting revenue is primarily due to an increased number of active maintenance and hosting customers, as well as improved pricing associated with maintenance and hosting contracts, as compared with the comparable periods in fiscal 2001.

Cost of Revenues

     Cost of revenues decreased from $8.5 million and $16.8 million, respectively, for the three and six-month periods ended June 30, 2001, to $5.1 million and $10.4 million, respectively, for the three and six-month periods ended June 30, 2002. Gross profit decreased as a percentage of revenues from 44% for the three-month period ended June 30, 2001, to 43% for the three-month period ended June 30, 2002. Gross profit increased as a percentage of revenues from 42% for the six-month period ended June 30, 2001, to 45% for the six-month period ended June 30, 2002.

     The decrease in cost of revenues in absolute dollars was primarily due to a reduction in the number of Corillian’s professional services personnel from 190 at June 30, 2001, to 133 at June 30, 2002, as a result of restructuring actions to improve operational efficiency during the fourth quarter of 2001. The decrease in absolute dollars was also due to a significant reduction in third-party integration expenses incurred during the three and six-month periods ended June 30, 2002, as compared with the comparable periods in fiscal 2001. The increase in gross profit as a percentage of revenues during the six-month period ended June 30, 2002 was mainly due to improved margins on professional services, post-contractual customer support and hosting.

     Cost of revenues associated with Corillian Services, Inc. decreased by approximately $1.4 million and $3.3 million, respectively, during the three and six-month periods ended June 30, 2002, as compared with the comparable periods in fiscal 2001. This decrease in Corillian Services, Inc.’s cost of revenues is primarily due to the closure of its Los Angeles headquarters and the reduction in its headcount of 41 professional services personnel during the fourth quarter of 2001.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses decreased from $5.0 million and $10.3 million, respectively, for the three and six-month periods ended June 30, 2001, to $3.2 million and $6.5 million, respectively, for the three and six-month periods ended June 30, 2002.

     The decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency during the fourth quarter of 2001 and second quarter of 2002. Corillian decreased the number of its sales and marketing personnel from 106 at June 30, 2001, to 42 at June 30, 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, domestic sales and marketing expenses decreased by $753,000 and $2.2 million, respectively, for the three and six-month periods ended June 30, 2002, as compared with the comparable periods in fiscal 2001. The decrease was also attributable to a decrease of approximately $750,000 and $1.1 million, respectively, in direct international sales and marketing expenses and a decrease of approximately $335,000 and $531,000, respectively, in Corillian Services, Inc. sales and marketing expenses for the three and six-month periods ended June 30, 2002, as compared with the comparable periods in fiscal 2001.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses decreased from $3.6 million and $7.4 million for the three and six-month periods ended June 30, 2001, to $2.5 million and $4.3 million for the three and six-month periods ended June 30, 2002.

     The decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its research and development personnel from 72 at June 30, 2001, to 50 at June 30, 2002, and significantly reduced third-party research and development expenses during the three and six-month periods ended June

30, 2002, as compared with the comparable periods in fiscal 2001. This decrease was also due to approximately $290,000 of funded research and development, which was recorded as a reduction of research and development expense during the three-month period ended March 31, 2002.

     General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, corporate facility expenses and other general corporate expenses. General and administrative expenses decreased from $3.7 million and $7.5 million, respectively, for the three and six-month periods ended June 30, 2001, to $3.1 million and $6.1 million, respectively, for the three and six-month periods ended June 30, 2002.

     The decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its general and administrative personnel from 61 at June 30, 2001, to 35 at June 30, 2002. Primarily as a result of these actions, during the three-month period ended June 30, 2002, Corillian’s direct international general and administrative expenses decreased by approximately $321,000, as compared with the comparable period in fiscal 2001. Corillian Services, Inc.’s general and administrative expenses decreased by approximately $793,000 during the three-month period ended June 30, 2002, as compared with the comparable period in fiscal 2001.

     During the six-month period ended June 30, 2002, domestic and Corillian Services, Inc. general and administrative expenses decreased by approximately $23,000 and $1.6 million, respectively, mainly due to the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002. Domestically, the effect of these restructuring actions was almost entirely offset by a $562,000 charge recorded in general and administrative expense during the three-month period ended June 30, 2002. This charge related to the settlement of a contract dispute in August 2002. This decrease was partially offset by an increase of approximately $216,000 in direct international general and administrative expenses during the six-month period ended June 30, 2002. This increase was mainly due to a charge of approximately $619,000 recognized during the three-month period ended March 31, 2002 to write-off a customer receivable. This charge was partially offset by the decrease in international general administrative expenses caused by the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $2.1 million and $4.1 million, respectively, for the three and six-month periods ended June 30, 2001, to $0 for the three and six-month periods ended June 30, 2002. This decrease was due to Corillian recording an impairment of its entire goodwill and other intangible asset balance in the fourth quarter of fiscal 2001.

     Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. In addition, this amount includes the fair value of stock options granted to non-employees. Amortization of deferred stock-based compensation decreased from $633,000 and $1.4 million, respectively, for the three and six-month periods ended June 30, 2001, to $231,000 and $556,000, respectively, for the three and six-month periods ended June 30, 2002. Corillian expects amortization of approximately $369,000 and $123,000, respectively, for the remainder of 2002 and 2003, respectively, related to these stock options.

     Restructuring Charges. During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. These actions resulted in a net reduction of worldwide headcount of 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these cash restructuring charges, approximately $398,000 was paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 will be paid during the three-month period ended September 30, 2002.

Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income (expense), net, decreased from ($9,000) and $267,000, respectively, for the three and six-month periods ended June 30, 2001, to ($387,000) and ($662,000), respectively, for the three and six-month periods ended June 30, 2002. This decrease was mainly the result of a reduction in interest income earned of approximately $281,000 and $839,000, respectively, during the three and six-month periods ended June 30, 2002, due to lower interest rates and decreased cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

     At June 30, 2002, Corillian had $14.3 million in cash, cash equivalents and short-term investments, consisting of cash, money market funds and taxable municipal bonds with original maturities from 0 to 180 days. Working capital decreased from $17.8 million at December 31, 2001, to $9.3 million at June 30, 2002. In January 2000, Corillian obtained a $3.0 million equipment line of credit with a financial institution of which approximately $1.1 million was outstanding at June 30, 2002. In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution of which approximately $3.5 million was outstanding at June 30, 2002.

     Net cash used in operating activities was $18.7 million for the six-month period ended June 30, 2001. Net cash used in operating activities was approximately $1.9 million for the six-month period ended June 30, 2002. This decrease in net cash used in operating activities and working capital resulted primarily from the net operating loss, as well as a decrease in revenue in excess of billing and an increase in deferred revenue.

     Net cash used in investing activities was $5.7 million for the six-month period ended June 30, 2001. Net cash provided by investing activities was approximately $270,000 for the six-month period ended June 30, 2002. This increase in net cash provided by investing activities resulted primarily from a reduction in capital expenditures of approximately $5.2 million, as well as net proceeds from the maturities of short-term investments of approximately $805,000 during the six-month period ended June 30, 2002. Corillian expects that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities. Corillian is currently obligated to contribute an additional $1.0 million in cash to e-Banc, a company in which it invested in June 2000, and will make this contribution in the fourth quarter of 2002.

     Net cash provided by financing activities was $1.2 million for the six-month period ended June 30, 2001. Net cash used in financing activities was approximately $976,000 for the six-month period ended March 31, 2002. This decrease in net cash provided by financing activities was primarily due to a reduction of approximately $821,000 in proceeds received from the issuance of common shares under stock options and Corillian’s employee stock purchase plan, as well as net payments made on long-term obligations of approximately $1.3 million during the six-month period ended June 30, 2002, compared to net borrowings under these obligations of approximately $104,000 during the six-month period ended June 30, 2001.

     Corillian has no material financial obligations other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to contribute an additional $1.0 million in cash to e-Banc. During the third quarter of 2002, Corillian is obligated to deposit $1.6 million into an escrow account pending successful completion of a customer project. $1.2 million of this obligation will be funded by a receivable from this customer, and Corillian expects the escrow funds will be returned in the first half of fiscal 2003. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of its operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to its current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

Recent Accounting Pronouncements

     In April 2002, The Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Corillian does not expect that the adoption of this new standard will have a significant impact on Corillian’s financial condition, results of operations or liquidity.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. Statement No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Corillian does not expect that the adoption of this new standard will have a significant impact on Corillian’s financial condition, results of operations or liquidity.

Forward-Looking Statements and Risk Factors

     This document contains forward-looking statements that involve risks and uncertainties that may cause Corillian’s actual results to differ materially from any forward-looking statement. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in Exhibit 99.1 to this report. Some of these risks are identified for you below, but you are advised to read the more detailed and thorough discussion of the risks Corillian faces in its business contained in Exhibit 99.1 to this report.

•	Corillian has a limited operating history and is subject to the risks that its solutions are not adopted by financial service providers or used by consumers.

•	Corillian has a history of losses, expects to continue to incur losses and may not achieve or maintain profitability.

•	Corillian may need to raise additional financing to fund its operations and may not be able to raise funds on beneficial terms or at all.

•	A small number of customers account for a substantial portion of its revenues in each period; Corillian’s business could suffer if it loses customers or fails to add additional customers to its customer base.

•	If Corillian does not develop international operations as expected or fail to address international market risks, it may not achieve anticipated sales growth.

•	If Corillian, or its implementation partners, does not effectively implement its solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent it from achieving profitability.

•	Corillian’s ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

•	Corillian’s business, results from operations, financial condition and liquidity could be seriously harmed by the negative outcome of a lawsuit, costs associated with a lawsuit and the diversion of management’s time and resources to defend a lawsuit.

•	Corillian may not be successful in recovering insurance proceeds to cover potential contingent liabilities.

     Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian is under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rate Sensitivity

     Corillian develops products in the United States and markets its products and services in the United States, and to a lesser extent in Europe, Asia and Australia. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of its revenue is currently denominated in United States dollars, a strengthening of the United States dollar could make Corillian’s products less competitive in foreign markets.

     Corillian does not use derivative financial instruments for speculative purposes. Corillian does not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Corillian does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, Corillian has operations in Europe, Asia and Australia and conducts transactions in various local currencies in these locales. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

Interest Rate Sensitivity

     At June 30, 2002, Corillian had cash, cash equivalents and short-term investments of approximately $14.3 million, which consisted mainly of cash, highly liquid money market funds and taxable municipal bonds. Corillian’s investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income. Substantially all of its revenues recognized to date have been denominated in United States dollars and substantially all of its revenues are from customers in the United States. Although substantially all of Corillian’s revenues have been from United States customers, Corillian may recognize more revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, Corillian’s operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be adversely affected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2000, KeyBank National Association brought a lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio against one of Corillian’s employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and misappropriated trade secrets of KeyBank and used them in performing work for Corillian. Corillian investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing any substantial services for Corillian. Corillian continues to employ this employee. In January 2001, KeyBank named Corillian as a party to the lawsuit, alleging that Corillian misappropriated KeyBank’s trade secrets and confidential information and used them in performing work for some of its customers. KeyBank is seeking unspecified monetary damages. Corillian filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that it disclosed to KeyBank when Corillian shared its technology with them in November 1998. Corillian is seeking unspecified monetary damages. Corillian intends to vigorously contest KeyBank’s claims and pursue its counterclaim. The trial is scheduled to commence on October 15, 2002.

     Corillian is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds

     On April 17, 2000, Corillian completed its initial public offering by issuing 4,600,000 shares of common stock (including shares issued upon the exercise of the underwriters’ over-allotment option), issued 2,625,000 shares of common stock in a private placement that occurred concurrently with the closing of its initial public offering, and issued a warrant to purchase 250,000 shares of common stock. Corillian realized $54.7 million in proceeds from these sales, net of discounts, commissions and issuance costs. The effective date of Corillian’s prospectus and related registration statement (Commission No. 33-95513) was April 12, 2000.

     During the six-month period ended June 30, 2002, Corillian incurred capital expenditures of approximately $535,000. Corillian also made principal payments of approximately $1.3 million on line of credit borrowings and capital lease obligations during the six-month period ended June 30, 2002.

     Corillian intends to use the remaining net proceeds from these sales of securities for research and development activities, capital expenditures, sales, marketing and administrative expenses and for working capital and general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 8, 2002, Corillian held its annual meeting of shareholders in Portland, Oregon. Holders of 28,123,166 shares were represented at the meeting, either in person or by proxy. At this meeting, Ravi Mohan and John B. McCoy were elected as Class 2 Directors. The terms of the other directors continued after the meeting because their classes were not up for re-election. The votes cast in favor of an withheld from the director nominees were as follows: Ravi Mohan, 28,027,151 for and 96,015 withheld; and John B. McCoy, 28,025,014 for and 98,125 withheld.

ITEM 5. OTHER INFORMATION

     In May 2002, Corillian entered into severance agreements with eight employees of Corillian, including the executive officers. These severance agreements provide for severance payments to be made to these employees if they are terminated without cause within one year after a change in control of Corillian. The severance payment that would be made to each of these employees depends on the individual’s length of employment and position with Corillian.

     In April 2002, Corillian entered into an employment agreement with Andrew White, its former chief operating officer, to govern the terms of his employment and termination of employment. Mr. White elected to return to his home in the United Kingdom, so Corillian and Mr. White mutually agreed upon the terms of his departure and interim employment. Mr. White’s employment will terminate in August 2002. Mr. White resigned as a director of Corillian in April 2002 in connection with the agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

10.1	Form of Severance Agreement with Executive Officers and Certain Other Key Employees

10.2	Employment Agreement dated April 3, 2002 between Corillian Corporation and Andrew White

99.1	Risk Factors

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended June 30, 2002.

SIGNATURE

     Pursuant to the requirements Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

CORILLIAN CORPORATION

By: /s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Severance Agreement with Executive Officers and Certain Other Key Employees

10.2	Employment Agreement dated April 3, 2002 between Corillian Corporation and Andrew White

99.1	Risk Factors

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002