Form 10-Q
period 2002-09-30
CORILLIAN CORP
filed 2002-11-14
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

(503) 629-3300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X]    No [   ]

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2002 was 35,595,382 shares.

CORILLIAN CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	December 31, 2001(1)	September 30, 2002

Assets
Current assets
Cash and cash equivalents	$15,798	$11,415
Investments	1,905	2,700
Accounts receivable, net	9,427	4,223
Revenue in excess of billing, net	6,410	2,487
Other current assets	1,429	3,336

Total current assets	34,969	24,161
Property and equipment, net	12,995	9,512
Investment in joint venture	1,990	1,247
Other assets	289	487

Total assets	$50,243	$35,407

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,133	$6,454
Deferred revenue	8,881	8,886
Current portion of capital lease obligations	414	458
Current portion of long-term borrowings	2,185	2,013
Other current liabilities	597	420

Total current liabilities	17,210	18,231
Capital lease obligations, less current portion	319	82
Long-term borrowings, less current portion	3,411	1,901
Other long-term liabilities	1,199	1,533

Total liabilities	22,139	21,747

Shareholders’ equity
Common stock	125,069	125,384
Deferred stock-based compensation	(1,169)	(191)
Accumulated other comprehensive loss	(19)	36
Accumulated deficit	(95,777)	(111,569)

Total shareholders’ equity	28,104	13,660

Total liabilities and shareholders’ equity	$50,243	$35,407

(1)	Derived from Corillian’s audited consolidated financial statements as of December 31, 2001.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Revenues	$15,031	$10,038	$43,934	$29,082
Cost of revenues	7,801	5,054	24,612	15,471

Gross profit	7,230	4,984	19,322	13,611

Operating expenses:
Sales and marketing	5,694	2,820	16,040	9,286
Research and development	1,976	1,712	9,357	6,038
General and administrative	3,002	2,901	10,491	8,989
Amortization of goodwill and intangible assets	2,038	—	6,119	—
Amortization of deferred stock-based compensation	609	189	2,033	745
Litigation settlement charges	—	2,580	—	2,580
Restructuring charges	—	—	—	682

Total operating expenses	13,319	10,202	44,040	28,320

Loss from operations	(6,089)	(5,218)	(24,718)	(14,709)
Other income (loss), net	(174)	(421)	93	(1,083)

Net loss	$(6,263)	$(5,639)	$(24,625)	$(15,792)

Basic and diluted net loss per share	$(0.18)	$(0.16)	$(0.71)	$(0.45)
Shares used in computing basic and diluted net loss per share	34,779	35,469	34,550	35,304

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Nine-Month Period Ended

	September 30, 2001	September 30, 2002

Cash Flows from Operating Activities:
Net loss	$(24,625)	$(15,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,412	4,070
Amortization of deferred stock-based compensation	2,033	745
Amortization of goodwill and intangible assets	6,119	—
Equity in losses of joint venture	394	743
Provision for bad debts	—	1,636
Loss on sale of assets	—	114
Change in assets and liabilities
Accounts receivable	(553)	4,044
Revenue in excess of billing	(7,737)	3,445
Other assets	(951)	(2,092)
Accounts payable and accrued liabilities	(4,914)	1,317
Deferred revenue and other liabilities	13	162

Net cash used in operating activities	(26,809)	(1,608)

Cash flows from investing activities:
Purchase of property and equipment	(6,073)	(555)
Purchase of investments	—	(795)

Net cash used in investment activities	(6,073)	(1,350)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,748	548
Repayments of line of credit borrowings, net	(200)	(1,682)
Principal payments on capital lease obligations	(284)	(339)

Net cash provided by (used in) financing activities	1,264	(1,473)

Effect of exchange rate fluctuations on cash and cash equivalents	(50)	48

Decrease in cash and cash equivalents	(31,668)	(4,383)
Cash and cash equivalents at beginning of period	49,150	15,798

Cash and cash equivalents at end of period	$17,482	$11,415

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Corillian’s report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(2) Principles of Consolidation

     The condensed consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian Services, Inc. and Corillian South Asia Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) Revenue Recognition

     Corillian recognizes revenue from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Corillian’s software licenses are functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

     The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billing, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     For certain projects, pursuant to SOP 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenue and cost, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations. Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, we applied this “zero profit” methodology to one existing project. The total project value for this contract is approximately $2.1 million. Revenue and expense recognized from this project accounted for under the “zero profit” methodology during the nine-month period ended September 30, 2002, was approximately $114,000.

(4) Concentration of Credit Risk

     Results of operations are derived primarily from United States operations and all significant assets reside in the United States. Banks and other financial institutions accounted for substantially all of Corillian’s consolidated revenue for the three and nine-month periods ended September 30, 2001 and 2002. During the three-month period ended September 30, 2002, four customers each accounted for over 10% of consolidated revenue and collectively accounted for approximately 50% of consolidated revenue, as compared to the three-month period ended September 30, 2001, when one customer accounted for approximately 17% of consolidated revenue. Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of September 30, 2002, one customer accounted for approximately 13% of Corillian’s consolidated trade accounts receivable balance. Four customers, in total, accounted for approximately 74% of Corillian’s consolidated revenue in excess of billing balance as of September 30, 2002. Loss of or non-performance by these significant customers could adversely affect Corillian’s financial position, liquidity or results from operations.

(5) Comprehensive Income

     Corillian has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting on Comprehensive Income (Statement No. 130). Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners.

To date, only foreign currency translation adjustments are required to be reported in comprehensive income for Corillian and have not been material to Corillian’s financial position or results of operations.

(6) Supplemental Disclosures of Cash Flow Information

	For the Nine-Month Period Ended
	(in thousands)

	September 30, 2001	September 30, 2002

Cash paid during the period for:
Interest	635	438
Taxes	39	7
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	—	146
Common shares issued in business combination	306	—

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

     The following table sets forth for the periods indicated the weighted-average potential shares of common stock issuable under stock options using the treasury stock method, which have exercise prices that are less than the average fair market value of the underlying common stock for the periods presented below, but which are not included in calculating net loss per share due to their antidilutive effect for the periods indicated:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Shares issuable under stock options	718,373	117,814	1,968,547	613,472

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Shares issuable under stock options	4,473,217	5,632,004	2,772,781	4,986,850
Shares issuable under warrant	250,000	250,000	250,000	250,000

	4,723,217	5,882,004	3,022,781	5,236,850

(8) Stock-based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	(in thousands)		(in thousands)

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Cost of revenues	$81	33	$268	120
Sales and marketing	321	77	1,078	343
Research and development	49	18	164	65
General and administrative	158	61	523	217

	$609	$189	$2,033	$745

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

Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the three and nine-month periods ended September 30, 2001 include approximately $2.2 million and $6.5 million, respectively, of direct operating expenses related to its international operations. Corillian’s results of operations for the three and nine-month periods ended September 30, 2002 include approximately $1.9 million and $5.4 million, respectively, of direct operating expenses related to its international operations.

Corillian’s international operations generated a total of approximately $3.8 million and $8.2 million, respectively, of its consolidated revenues during the three and nine-month periods ended September 30, 2001. Corillian’s international operations generated a total of approximately $111,000 and $681,000, respectively, of its consolidated revenues during the three and nine-month periods ended September 30, 2002.

(b)	Revenues

Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	(in thousands)		(in thousands)

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

License and professional services	$13,566	$7,835	$40,893	$22,900
Post-contractual customer support	1,062	1,835	2,217	4,922
Hosting	403	368	824	1,260

	$15,031	$10,038	$43,934	$29,082

(10) Restructuring Charges

     During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. These actions resulted in a net reduction of worldwide headcount by 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these cash restructuring charges, approximately $398,000 were paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 was paid during the three-month period ended September 30, 2002.

     The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances as of and for the three-month period ended September 30, 2002:

(In thousands)
Accrued restructuring charges as of June 30, 2002	$284
Cash payments during the three-month period ended September 30, 2002	(284)

Accrued restructuring charges as of September 30, 2002	$—

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

     The following table illustrates what Corillian’s net loss and basic and diluted net loss per share would have been during the three and nine-month periods ended September 30, 2001 and 2002, exclusive of amortization expense related to the goodwill and other non-amortized intangible assets.

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	(in thousands, except per share data)		(in thousands, except per share data)

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Reported net loss	$(6,263)	$(5,639)	$(24,625)	$(15,792)
Add back:
Amortization of goodwill and other intangible assets	2,038	—	6,119	—

Adjusted net loss	$(4,225)	$(5,639)	$(18,506)	$(15,792)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	(in thousands, except per share data)		(in thousands, except per share data)

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Reported basic and diluted net loss per share	$(0.18)	$(0.16)	$(0.71)	$(0.45)
Add back:
Amortization of goodwill and other intangible assets	0.06	—	0.17	—

Adjusted basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.54)	$(0.45)

(12) Commitments and Contingencies

     In April 2000, KeyBank National Association brought a lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio against one of Corillian’s employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and misappropriated trade secrets of KeyBank and used them in performing work for Corillian. Corillian investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing any substantial services for Corillian. Corillian continues to employ this employee. In January 2001, KeyBank named Corillian as a party to the lawsuit, alleging that Corillian misappropriated KeyBank’s trade secrets and confidential information and used them in performing work for some of its customers. KeyBank sought unspecified monetary damages. Corillian filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that Corillian disclosed to KeyBank when Corillian shared its technology with them in November 1998. Corillian sought unspecified monetary damages.

     In October 2002, Corillian and KeyBank settled this dispute. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $750,000. $1.4 million of the cash will be paid to KeyBank before November 16, 2002. $250,000 and $175,000 will be paid on November 16, 2003 and 2004, respectively. Corillian will issue the shares of common stock during the fourth quarter of 2002. Corillian agreed to allow KeyBank to include its shares in any registration statements Corillian may file with the Securities and Exchange Commission during the 12 months following the date of the settlement. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

     Corillian recorded a charge of approximately $1.0 million during the three-month period ended June 30, 2002 related to a contract dispute with a customer, which was settled during the three-months ended September 30, 2002. $562,000 of this amount was recorded in general and administrative expense during the three-month period ended June 30, 2002. The remaining $475,000 was recorded during the three-month period ended June 30, 2002 as a reduction in revenue resulting from changes in the terms of the customer’s pre-existing contract. Corillian also agreed to deposit $1.0 million in cash in a corporate bank account with the customer, which was deposited in October 2002 and will be classified as restricted cash as of December 31, 2002. These funds will become unrestricted upon the successful completion of this customer’s project, which is anticipated to occur in the first half of fiscal 2003. During the third quarter of 2002, Corillian deposited $1.6 million into an escrow account pending successful completion of this customer’s project. $1.2 million of this obligation was funded by a receivable from this customer, and Corillian expects the escrow funds will be returned to Corillian in the first half of fiscal 2003. This escrow receivable was recorded as a component of other receivables as of September 30, 2002. However, if Corillian does not deliver completed executable code to this customer in January 2003, an additional $1.7 million is required to be placed into escrow until successful completion of this project. Corillian expects to deliver this code by the required date. As such, Corillian does not anticipate making this additional deposit.

     In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution of which approximately $3.2 million was outstanding as of September 30, 2002. Under this line of credit, Corillian must comply with affirmative covenants that require Corillian to maintain a specified tangible net worth and adjusted quick ratio. As of September 30, 2002, Corillian’s tangible net worth, as adjusted to reflect the litigation settlement charges recorded during the three-month period ended September 30, 2002, was below the specified covenant value. In November 2002, Corillian received a waiver from this financial institution for this covenant non-compliance and amended the covenants to reduce the tangible net worth and adjusted quick ratio requirements.

     Corillian is currently obligated to contribute an additional $1.0 million in cash to e-Banc, a company in which it invested in June 2000, and expects to make this contribution in the fourth fiscal quarter of 2002.

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

Overview

     Corillian licenses software and provides professional services to financial service providers, such as banks, brokerages, and insurance companies. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a hosted Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability as Corillian Voyager in a more rapidly deployable, economical solution. The Corillian Voyager SE services include Internet banking, bill payment and the complete integration of the Open Financial Exchange (OFX) data standard.

     Substantially all of Corillian’s revenue is derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognizes revenue for licenses and implementation and custom engineering services using the percentage-of-completion method. Revenue relating to maintenance services is recognized ratably over the term of the associated maintenance contract. Revenue derived from training, hosting and consulting services are recognized as the services are performed. Corillian generally licenses Corillian Voyager on an end user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. For customers that provide Corillian with significant strategic advantages, Corillian has in the past and may in the future charge discounted license fees based on an unlimited number of end users.

     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and hosting. From time to time to accommodate specific customers, Corillian resells equipment and materials to these customers, and the expenses associated with the purchase of this equipment and materials are included within the cost of revenues in the period in which the resale occurs.

     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has incurred net losses in each quarter of operation since inception and has accumulated a deficit of $111.6 million as of September 30, 2002. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and costs of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

     During the three-month period ended September 30, 2002, four customers each accounted for over 10% of consolidated revenue and collectively accounted for approximately 50% of consolidated revenue, as compared to the three-month period ended September 30, 2001, when one customer accounted for approximately 17% of consolidated revenue.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and accruals for contract losses and loss contingencies. Corillian’s policy and related procedures for software revenue recognition are summarized below.

     Revenue Recognition. Corillian recognizes revenue from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Corillian’s software licenses are functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

     The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billing, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     For certain projects, pursuant to SOP 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenue and cost, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations.

Results of Operations

Revenues

     Revenues decreased from $15.0 million and $43.9 million, respectively, for the three and nine-month periods ended September 30, 2001, to $10.0 million and $29.1 million, respectively, for the three and nine-month periods ended September 30, 2002. The decrease in revenues is primarily due to a decrease in consolidated software license and professional service revenue of approximately $5.7 million and $18.0 million, respectively, during the three and nine-month periods ended September 30, 2002, as Corillian licensed software and performed professional services for fewer new customers, as compared with the comparable periods in fiscal 2001. In addition, during the first three fiscal quarters of 2002, Corillian experienced some implementation project delays as a result of short-term changes in customer priorities and delays caused by third-party service providers that Corillian must cooperate with in order to fulfill the requirements of Corillian’s customers. These delays resulted in lower revenue than expected, as the percent complete of these projects did not increase as expected.

     Corillian’s international operations contributed approximately $3.8 million and $8.2 million, respectively, to its consolidated revenue for the three and nine-month periods ended September 30, 2001, as compared with approximately $111,000 and $681,000, respectively, for the three and nine-month periods ended September 30, 2002. This reduction was the result of licensing software and performing professional services for fewer new international customers. Because of the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002 and the subsequent reduction in employees throughout Corillian’s international operations, Corillian does not expect its international operations to generate significant revenue during fiscal 2002 or 2003. Corillian is pursuing ways in which to increase revenue derived from its international operations through resellers. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenue from international operations will comprise a significant percentage of its consolidated revenue.

     Corillian Services, Inc. contributed approximately $1.5 million and $6.9 million, respectively, to Corillian’s consolidated revenue for the three and nine-month periods ended September 30, 2001, as compared with approximately $328,000 and $1.9 million, respectively, for the three and nine-month periods ended September 30, 2002. This reduction was the result of Corillian Services, Inc. performing services on fewer projects for third-party customers. As part of Corillian’s restructuring actions during the fourth quarter of 2001, Corillian Services, Inc. closed its Los Angeles headquarters and reduced its headcount by 41 professional services personnel. Corillian anticipates that quarterly revenue from Corillian

Services, Inc. in future quarters will be relatively flat to lower as compared with the quarterly revenues earned by Corillian Services, Inc. during the third fiscal quarter of 2002.

     The decrease in Corillian’s consolidated revenue was partially offset by increases in consolidated maintenance revenue of approximately $773,000 and $2.7 million, respectively, during the three and nine-month periods ended September 30, 2002 and an increase in consolidated hosting revenue of approximately $436,000 during the nine-month period ended September 30, 2002, as compared with the comparable periods in fiscal 2001. This increase in maintenance and hosting revenue is primarily due to an increased number of active maintenance and hosting customers, as well as improved pricing associated with maintenance and hosting contracts, as compared with the comparable periods in fiscal 2001.

Cost of Revenues

     Cost of revenues decreased from $7.8 million and $24.6 million, respectively, for the three and nine-month periods ended September 30, 2001, to $5.1 million and $15.5 million, respectively, for the three and nine-month periods ended September 30, 2002. Gross profit increased as a percentage of revenues from 48% for the three-month period ended September 30, 2001, to 50% for the three-month period ended September 30, 2002. Gross profit increased as a percentage of revenues from 44% for the nine-month period ended September 30, 2001, to 47% for the nine-month period ended September 30, 2002.

     The decrease in cost of revenues in absolute dollars was primarily due to a reduction in the number of Corillian’s professional services personnel from 186 at September 30, 2001, to 128 at September 30, 2002, as a result of restructuring actions to improve operational efficiency implemented during the fourth quarter of 2001 and second quarter of 2002. The decrease was also due to a significant reduction in third-party integration expenses incurred during the three and nine-month periods ended September 30, 2002, as compared with the comparable periods in fiscal 2001. The increase in gross profit as a percentage of revenues during the nine-month period ended September 30, 2002 was mainly due to improved utilization of personnel performing professional services and an increased number of customers receiving post-contractual customer support.

     Cost of revenues associated with Corillian Services, Inc. decreased by approximately $1.5 million and $4.7 million, respectively, during the three and nine-month periods ended September 30, 2002, as compared with the comparable periods in fiscal 2001. This decrease in Corillian Services, Inc.’s cost of revenues is primarily due to the closure of its Los Angeles headquarters and the reduction in its headcount of 41 professional services personnel during the fourth quarter of 2001.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses decreased from $5.7 million and $16.0 million, respectively, for the three and nine-month periods ended September 30, 2001, to $2.8 million and $9.3 million, respectively, for the three and nine-month periods ended September 30, 2002.

     The decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency implemented during the fourth quarter of 2001 and second quarter of 2002. Corillian decreased the number of its sales and marketing personnel from 105 at September 30, 2001, to 39 at September 30, 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, domestic sales and marketing expenses decreased by $1.6 million and $3.7 million, respectively, for the three and nine-month periods ended September 30, 2002, as compared with the comparable periods in fiscal 2001. The decrease was also attributable to a decrease of approximately $968,000 and $1.4 million, respectively, in direct international sales and marketing expenses and a decrease of approximately $368,000 and $899,000, respectively, in Corillian Services, Inc. sales and marketing expenses for the three and nine-month periods ended September 30, 2002, as compared with the comparable periods in fiscal 2001.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses decreased from $2.0 million and $9.4 million for the three and nine-month periods ended September 30, 2001, to $1.7 million and $6.0 million for the three and nine-month periods ended September 30, 2002.

     The decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its research and development personnel from 75 at September 30, 2001, to 46 at September 30, 2002, and significantly reduced third-party research and development expenses during the three and nine-month periods ended September 30, 2002, as compared with the comparable periods in fiscal 2001. This decrease for the nine-month period was also due to approximately $290,000 of funded research and development, which was recorded as a reduction of research and development expense during the three-month period ended March 31, 2002.

     General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees and other general corporate expenses. General and administrative expenses decreased from $3.0 million and $10.5 million, respectively, for the three and nine-month periods ended September 30, 2001, to $2.9 million and $9.0 million, respectively, for the three and nine-month periods ended September 30, 2002.

     The decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its general and administrative personnel from 63 at September 30, 2001, to 31 at September 30, 2002. Primarily as a result of these actions, during the three-month period ended September 30, 2002, Corillian’s direct domestic general and administrative expenses decreased by approximately $174,000, as compared with the comparable period in fiscal 2001 and Corillian Services, Inc.’s general and administrative expenses decreased by approximately $582,000, as compared with the comparable period in fiscal 2001. These decreases in direct domestic and Corillian Services, Inc. general and administrative expenses during the three-month period ended September 30, 2002 were partially offset, on a consolidated basis, by an increase in direct international general and administrative expense of $656,000 during the three-month period ended September 30, 2002, as compared with the comparable period in fiscal 2001. This increase was mainly due to a charge of approximately $720,000 recognized during the three-month period ended September 30, 2002 to establish an allowance for doubtful accounts for certain receivables.

     During the nine-month period ended September 30, 2002, direct domestic and Corillian Services, Inc. general and administrative expenses decreased by approximately $197,000 and $2.2 million, respectively, mainly due to the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002. Domestically, the effect of these restructuring actions was partially offset by a $562,000 charge recorded in general and administrative expense during the three-month period ended June 30, 2002. This charge related to the settlement of a contract dispute in August 2002. These decreases in direct domestic and Corillian Services, Inc. general and administrative expenses during the nine-month period ended September 30, 2002 were partially offset, on a consolidated basis, by an increase of approximately $868,000 in direct international general and administrative expenses, as compared with the comparable period in fiscal 2001. This increase was mainly due to a charge of approximately $1.4 million recognized during this period to write-off a customer receivable and establish an allowance for doubtful accounts. This charge was partially offset by the decrease in international general administrative expenses caused by the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $2.0 million and $6.1 million, respectively, for the three and nine-month periods ended September 30, 2001, to $0 for the three and nine-month periods ended September 30, 2002. This decrease was due to Corillian recording an impairment of its entire goodwill and other intangible asset balance in the fourth quarter of fiscal 2001.

     Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. In addition, this amount includes the fair value of stock options granted to non-employees. Amortization of deferred stock-based compensation decreased from $609,000 and $2.0 million, respectively, for the three and nine-month periods ended September 30, 2001, to $189,000 and $745,000, respectively, for the three and nine-month periods ended September 30, 2002. Corillian expects amortization of approximately $137,000 and $54,000, respectively, for the remainder of 2002 and 2003, respectively, related to these stock options.

     Litigation Settlement Charges. In October 2002, Corillian and KeyBank settled a dispute surrounding KeyBank’s allegations that one of Corillian’s employees used KeyBank’s trade secrets in performing work for Corillian. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $750,000. $1.4 million of the cash will be paid to KeyBank before November 16, 2002. $250,000 and $175,000 will be paid on November 16, 2003 and 2004, respectively. Corillian will issue the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

     Restructuring Charges. During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. These actions resulted in a net reduction of worldwide headcount of 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these cash restructuring charges, approximately $398,000 was paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 was paid during the three-month period ended September 30, 2002.

Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of our assets, interest expense, our share of earnings and losses in joint venture investments, and other miscellaneous items. Other income (expense), net, decreased from ($174,000) and $93,000, respectively, for the three and nine-month periods ended September 30, 2001, to ($421,000) and ($1.1 million), respectively, for the three and nine-month periods ended September 30, 2002. This decrease was mainly the result of a reduction in interest income earned of approximately $148,000 and $988,000, respectively, during the three and nine-month periods ended September 30, 2002, due to lower interest rates and decreased cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

     At September 30, 2002, Corillian had $14.1 million in cash, cash equivalents and short-term investments, consisting of cash, money market funds and taxable municipal bonds with original maturities from 0 to 180 days. Working capital decreased from $17.8 million at December 31, 2001, to $5.9 million at September 30, 2002. In January 2000, Corillian obtained a $3.0 million equipment line of credit with a financial institution of which approximately $747,000 was outstanding at September 30, 2002. As of September 30, 2002, there are no funds available for borrowing under this line of credit.

     In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution of which approximately $3.2 million was outstanding at September 30, 2002. As of September 30, 2002, there are no funds available for borrowing under this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require Corillian to maintain a specified tangible net worth and adjusted quick ratio. As of September 30, 2002, Corillian’s tangible net worth, as adjusted to reflect the litigation settlement charges recorded during the three-month period ended September 30, 2002, was below the specified covenant value. In November 2002, Corillian received a waiver from this financial institution for this covenant non-compliance and amended the covenants to reduce the tangible net worth and adjusted quick ratio requirements.

     Net cash used in operating activities was $26.8 million and $1.6 million, respectively for the nine-month periods ended September 30, 2001 and 2002. This decrease in net cash used in operating activities resulted primarily from decreases in net loss, as well as decreases in accounts receivable and revenue in excess of billing and an increase in accounts payable and accrued liabilities.

     Net cash used in investing activities was $6.1 million and $1.4 million, respectively, for the nine-month periods ended September 30, 2001 and 2002. This decrease in net cash used by investing activities resulted primarily from a reduction in capital expenditures of approximately $5.5 million, offset by purchases of short-term investments of approximately $795,000 during the nine-month period ended September 30, 2002. Corillian expects that, in the future, any cash in excess of current requirements will be invested in short-term, investment-grade securities. Corillian is currently obligated to contribute an additional $1.0 million in cash to e-Banc, a company in which it invested in June 2000, and expects to make this contribution in the fourth fiscal quarter of 2002.

     Net cash provided by financing activities was $1.3 million for the nine-month period ended September 30, 2001. Net cash used in financing activities was approximately $1.5 million for the nine-month period ended September 30, 2002. This decrease in net cash provided by financing activities was primarily due to a reduction of approximately $1.2 million in proceeds received from the issuance of common shares under stock options and Corillian’s employee stock purchase plan, as well as net payments made on long-term obligations of approximately $2.0 million during the nine-month period ended September 30, 2002, compared to net borrowings under these obligations of approximately $484,000 during the nine-month period ended September 30, 2001.

     Corillian has no material financial obligations other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to contribute an additional $1.0 million in cash to e-Banc and pay Key Bank approximately $1.8 million in cash. During the third quarter of 2002, Corillian deposited $1.6 million into an escrow account pending successful completion of a customer project. $1.2 million of this obligation was funded by a receivable from this customer, and Corillian expects the escrow funds will be returned in the first half of fiscal 2003. Corillian also agreed to deposit $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002 and will be classified as restricted cash as of December 31, 2002. These funds will become unrestricted upon the successful completion of this customer’s project, which is anticipated to occur in the first half of fiscal 2003. This escrow receivable was recorded as a component of other receivables as of September 30, 2002. However, if Corillian does not deliver completed executable code to this customer in January 2003, an additional $1.7 million is required to be placed into escrow until successful completion of this project. Corillian expects to deliver this code by the required date. As such, Corillian does not anticipate making this additional deposit.

     Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to its current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s useful life. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Corillian is currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a significant impact on Corillian’s financial condition, results of operations or liquidity.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Corillian does not expect that the adoption of this new standard will have a significant impact on Corillian’s financial condition, results of operations or liquidity.

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

Forward-Looking Statements and Risk Factors

     This document contains forward-looking statements that involve risks and uncertainties that may cause Corillian’s actual results to differ materially from any forward-looking statement. These statements relate to Corillian’s future financial performance, including the operating performance of Corillian Services, Inc., Corillian’s ability to make use of certain restricted funds, the adequacy of Corillian’s liquidity to meet working capital requirements, and other future events. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in Exhibit 99.1 to this report. Some of these risks are identified for you below, but you are advised to read the more detailed and thorough discussion of the risks Corillian faces in its business contained in Exhibit 99.1 to this report.

•	Corillian has a limited operating history and is subject to the risks that its solutions are not widely adopted by financial service providers or used by consumers.

•	Corillian has a history of losses, expects to continue to incur losses and may not achieve or maintain profitability.

•	Corillian may need to raise additional financing to fund its operations and may not be able to raise funds on beneficial terms or at all. Corillian may be required to implement further reductions in its headcount to reduce its expenses, and such reductions may detrimentally impact Corillian’s ability to sell its products and services.

•	A small number of customers account for a substantial portion of its revenues in each period. Corillian’s business could suffer if it loses customers or fails to add additional customers to its customer base.

•	If Corillian does not develop international operations as expected or fail to address international market risks, it may not achieve anticipated sales growth.

•	If Corillian or its implementation partners do not effectively implement Corillian’s solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent it from achieving profitability.

•	Corillian’s ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

•	Corillian’s business, results from operations, financial condition and liquidity could be seriously harmed by the negative outcome of a lawsuit, costs associated with a lawsuit and the diversion of management’s time and resources to defend a lawsuit.

•	Corillian has, in the past, experienced delays in implementing customer projects and, if Corillian experiences such delays in the future, Corillian may not achieve anticipated revenues, reclassification of restricted funds to unrestricted funds or the release of funds from escrow accounts.

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

Interest Rate Sensitivity

     At September 30, 2002, Corillian had cash, cash equivalents and short-term investments of approximately $14.1 million, which consisted mainly of cash, highly liquid money market funds and taxable municipal bonds. Corillian’s investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income. Substantially all of its revenues recognized to date have been denominated in United States dollars and substantially all of its revenues are from customers in the United States. Although substantially all of Corillian’s revenues have been from United States customers, Corillian may recognize more revenues from international markets, and those revenues will likely be denominated in currency from those international markets. As a result, Corillian’s operating results could become subject to significant fluctuations based upon changes in the exchange rates of the international currencies in those markets in relation to the United States dollar and could be adversely affected.

ITEM 4. CONTROLS AND PROCEDURES

     Corillian maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Corillian’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Corillian’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Corillian has an investment in an unconsolidated entity, e-Banc LLC. As Corillian does not control or manage this entity, its disclosure controls and procedures with respect to this entity are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

     Within 90 days prior to the date of this report, Corillian carried out an evaluation, under the supervision and with the participation of Corillian’s management, including Corillian’s President and Chief Executive Officer along with Corillian’s Chief Financial Officer, of the effectiveness of the design and operation of Corillian’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, Corillian’s President and Chief Executive Officer along with Corillian’s Chief Financial Officer concluded that Corillian’s disclosure controls and procedures are effective in timely alerting them to material information relating to Corillian (including its consolidated subsidiaries) required to be included in Corillian’s Exchange Act reports. There have been no significant changes in Corillian’s internal controls or in other factors that could significantly affect internal controls subsequent to the date Corillian carried out its evaluation of its disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2000, KeyBank National Association brought a lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio against one of Corillian’s employees, alleging that the employee violated the terms of confidentiality agreements with KeyBank and misappropriated trade secrets of KeyBank and used them in performing work for Corillian. Corillian investigated the allegations and concluded that the employee did not use trade secrets or confidential information in performing any substantial services for Corillian. Corillian continues to employ this employee. In January 2001, KeyBank named Corillian as a party to the lawsuit, alleging that Corillian misappropriated KeyBank’s trade secrets and confidential information and used them in performing work for some of its customers. KeyBank sought unspecified monetary damages. Corillian filed a counterclaim against KeyBank, alleging that KeyBank used proprietary information that Corillian disclosed to KeyBank when Corillian shared its technology with them in November 1998. Corillian sought unspecified monetary damages.

     In October 2002, Corillian and KeyBank settled this dispute. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $750,000. $1.4 million of the cash will be paid to KeyBank before November 16, 2002. $250,000 and $175,000 will be paid on November 16, 2003 and 2004, respectively. Corillian will issue the shares of common stock during the fourth quarter of 2002. Corillian agreed to allow KeyBank to include its shares in any registration statements Corillian may file with the Securities and Exchange Commission during the 12 months following the date of the settlement. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

     Corillian may become subject to other legal proceedings and claims in the ordinary course of its business.

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

     During the nine-month period ended September 30, 2002, Corillian incurred capital expenditures of approximately $555,000. Corillian also made principal payments of approximately $2.0 million on line of credit borrowings and capital lease obligations during the nine-month period ended September 30, 2002.

     Corillian has used all of the remaining net proceeds from these sales of securities for research and development activities, capital expenditures, sales, marketing and administrative expenses and for working capital and general corporate purposes.

ITEM 5. OTHER INFORMATION

     In October 2002, Corillian’s Board of Directors appointed Corillian’s President, Alex P. Hart, interim Chief Executive Officer. Mr. Hart replaces Ted Spooner, Corillian’s previous Chief Executive Officer, who has been appointed Chairman of the Executive Committee of the Board of Directors. Mr. Spooner will also assume the newly created role of Chief Corporate Strategist at Corillian. In connection with Mr. Spooner’s departure as Chief Executive Officer, Corillian entered into an agreement with Mr. Spooner, which requires Corillian to pay Mr. Spooner a severance payment of approximately $600,000, $300,000 of which is due upon termination of the agreement or Mr. Spooner’s termination of employment as Chief Corporate Strategist, and $300,000 of which is due in four equal quarterly installments beginning 90 days after such termination. Mr. Spooner’s agreement terminates by its terms on April 7, 2003, unless extended. In connection with Mr. Hart’s appointment as interim Chief Executive Officer, Corillian amended his employment agreement to provide that if Corillian appoints another Chief Executive Officer and Mr. Hart decides to terminate his employment after such appointment, Corillian will pay Mr. Hart one year’s salary and accelerate the vesting of one-half of the then-unvested portion of all of his stock options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

10.3	Employment Agreement dated October 7, 2002 between Corillian Corporation and Ted Spooner
10.4	First Amendment to Employment Agreement dated October 7, 2002 between Corillian Corporation and Alex Hart
10.5	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002
99.1	Risk Factors
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended September 30, 2002.

SIGNATURE

     Pursuant to the requirements Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

CORILLIAN CORPORATION
By:	/s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

CORILLIAN CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Alex P. Hart, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corillian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Alex P. Hart

Alex P. Hart
President and Chief Executive Officer

CORILLIAN CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Sipowicz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corillian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.3	Employment Agreement dated October 7, 2002 between Corillian Corporation and Ted Spooner
10.4	First Amendment to Employment Agreement dated October 7, 2002 between Corillian Corporation and Alex Hart
10.5	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002
99.1	Risk Factors
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002