Form 10-K
period 2002-12-31
CORILLIAN CORP
filed 2003-03-21
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, no par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $47,318,400 as of June 28, 2002, based upon the closing price on the Nasdaq Stock Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      36,289,275 shares of Common Stock were issued and outstanding as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 7, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORM 10-K

PART I

Item 1.     Business

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Overview

      We are a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Our solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, web content management and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a packaged Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Our solutions integrate into existing database applications and systems and enable our customers to monitor transactions across all systems in real time. Our solutions are also designed to scale to support millions of users. Our current Corillian Voyager customers include Chase Manhattan Bank, Bank One, Wachovia Bank and SunTrust Bank.

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

      The growth in Internet usage and the popularity of personal finance content have changed the competitive landscape of the financial service industry by requiring financial institutions to compete on the features they offer in the Internet channel as well as other delivery channels while focusing on lowering the expenses of their technology infrastructure. Within this environment, we believe many financial institutions are recognizing they will require more cost-effective Internet-based financial solutions with greater functionality to help them differentiate their service and product offerings and expand their market share. In addition, financial institutions will need for these solutions to easily integrate with disparate systems and applications and provide technological efficiencies.

      Significant challenges are involved in deploying Internet finance solutions. Most notably, multiple diverse computing environments, including existing systems, packaged applications, Internet application servers and other emerging technologies, must be integrated and must be able to communicate with each other to provide customers with real-time data and to allow them to conduct financial transactions. In addition, external systems, such as those of credit card companies and bill payment providers, must be integrated with internal systems in a secure and reliable manner. These technical challenges are magnified by the speed with which these services must be brought to market. Most financial institutions do not have the technical skills or resources to rapidly design and deploy these services. In addition, although some online brokers and financial portals have the technical skills and resources to develop and deploy Internet finance solutions, they are subject to significant time-to-market competitive pressures and seek to maintain their focus on their core competencies. For most of these financial service providers, internally developing and deploying Internet finance solutions can be expensive and take in excess of one year. As a result, many of these financial service providers are realizing that if they want to deploy an Internet-based financial product or service and integrate disparate applications more quickly and efficiently, they need a comprehensive, outsourced packaged software and service solution.

The Corillian Solution

      We are a leading provider of solutions that enable financial service providers to deploy Internet-based financial services and to integrate disparate applications across their multiple delivery channels and lines of business. Our solutions include comprehensive suites of software that are combined with our professional services to form a complete outsourced solution for offering Internet-based financial services.

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

      Corillian Voyager SE is a packaged Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Corillian Voyager SE includes all of the applications available with Corillian Voyager but is installed in a more packaged manner to remove some of the expense and complexity associated with a fully customized solution. Corillian Voyager SE can be connected to a variety of host systems in as little as 60 to 90 days and involves significantly less customization than the Corillian Voyager platform. Corillian Voyager SE can be hosted in Corillian’s state-of-the-art data center in Oregon or can run on our customers’ premises.

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

      Highly Scalable and Extensible Platform. Our software platform has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than five million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication, Open Financial Exchange for financial transactions, and Microsoft’s Distributed interNet Applications Architecture for Financial Services for interoperability. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence.

      Flexibility and Control. We offer our customers the option of hosting the Corillian Voyager and Corillian Voyager SE platforms on their own premises or having the solutions hosted in our managed facility. Our customers may request that we host their solutions deployment because they lack sufficient resources or the appropriate systems to host the solutions on their premises. In addition, our customers can reduce their information technology costs by outsourcing application hosting services with us. We offer customers the opportunity to transfer operation of their solutions to their own premises at any time. This flexibility provides our customers with the option to gain operational control of a deployment over time as their needs and desires change.

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

      Expand Breadth of Product and Service Offerings. Our current financial applications include features for Internet banking, electronic bill presentment and payment, interfacing with personal finance managers through the Open Financial Exchange data standard, small business banking, data aggregation, online customer relationship management, web content management and access to wireless devices like the Palm VII. We intend to expand our product offerings to include new features, such as wealth management and call center management.

      Leverage and Expand Strategic Relationships. We intend to leverage our relationships with leading systems integrators and value-added resellers to extend our reach and provide our customers with more comprehensive, customized solutions. We intend to continue to expand and build additional relationships with value-added resellers. In addition, we believe that forging relationships with key technology vendors is critical to delivering a comprehensive solution to financial service providers. Our strategic partners include Microsoft, Hewlett-Packard and NCR Corporation. We intend to develop additional relationships to expand the scope of our functionality, and for co-marketing and distribution purposes. In 2002, we closed our office in London, England, and elected to pursue international sales primarily through strategic partners and value-added resellers.

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

Voyager — The Operating System for eFinanceTM

      Corillian Voyager. Corillian Voyager is a software platform upon which we have built a menu of applications, all of which we can provide on a hosted basis or which can run on our customers’ premises. Corillian Voyager has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than five million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication, Open Financial Exchange for financial transactions, and Microsoft’s Distributed interNet Applications Architecture for Financial Services for interoperability. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence.

      Corillian Voyager SE. Corillian Voyager SE is a packaged Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Corillian Voyager SE applications include all applications available within the Corillian Voyager platform but are installed in a more packaged manner to remove some of the expense and complexity associated with a fully customized solution. Corillian Voyager SE can be connected to a variety of host systems in as little as 60 to 90 days and involves less customization than the Corillian Voyager platform. Corillian Voyager SE can be hosted in Corillian’s state-of-the-art data center in Oregon or on our customers’ premises.

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

      Customer Relationship Management. Our Relationship Manager, Report Manager and Targeted Marketing applications provide financial institutions with the tools to gather, organize and capitalize on information collected within the Voyager system and to monitor and administer other applications in the Voyager system. Using these applications, financial institutions can generate comprehensive reports regarding the financial transactions of their customers, view Internet usage, track new customer additions and manage targeted advertising campaigns. Advertisements can be customized using customer profile information gathered from the financial institutions’ data system and from data derived from customer usage of the Voyager system. For example, a financial institution can segment customers who have a balance of $10,000 or greater in a savings account, pay three credit cards online, and have a high profitability index, and establish a targeted marketing campaign for selling certificates of deposit to these customers. Our applications can react immediately to customer profile changes and terminate messages to customers who have already purchased the marketed product.

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

      Certified Solutions. We seek to provide our customers with a comprehensive solution for their Internet finance initiatives. Our products adhere to existing industry standards and have been designed using open standards so that they can integrate with the products developed by third parties. Voyager-Certified Solutions are software packages developed by our technology partners for integration into the Corillian Voyager platform. Voyager-Certified Solutions include applications such as the Data Aggregation application and are offered through partnerships with companies such as CashEdge and Yodlee. These solutions are put through the rigors of our certification testing, so our customers are able to seamlessly integrate best-of-breed solutions into their Internet platforms.

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

      Hosting Services. We offer hosting services to our customers that prefer to have us handle all of their Internet-based financial systems. Under this service option, the Corillian Voyager servers reside at our managed facility, and our staff monitors and maintains the servers. Our services include weekly log auditing, installation and configuration of servers, and staff to help our customers manage system performance and daily operations. We charge a monthly hosting fee that varies based on the needs of the customer, the scope of its online services and the solutions deployed.

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

Customers

      We target large financial institutions, financial portals and other financial service providers that are seeking scalable, reliable and advanced solutions that enable them to offer Internet-based financial services. We have provided our solutions primarily to two major industry groups — large financial institutions (primarily banks) and large credit unions. In 2002, one customer represented approximately 11% of our consolidated revenue.

Systems and Technology

The Voyager System

      The Voyager application server is a scalable platform that uses a three-tiered architecture, connecting end-users to the existing host systems of financial institutions. Voyager routes and validates requests, formats transaction responses and stores and forwards bill payment instructions.

      The three layers of the Voyager application server each have a specific functional focus. The Web Server layer is responsible for presentation interaction with the customer, handling hyper-text mark-up language to the browser or the Open Financial Exchange data standard to the connected financial software or wireless device. The Transaction Processor layer controls the business logic for the user’s request, directs the request to the appropriate host target, and assembles the results. The Host Server layer interprets and formats the transaction for the existing host system, then analyzes and returns the data fields from the response. Optional applications provide incremental services, such as batch processing of bill payment transactions or collection of electronic bills.

Corillian Technology

      Our systems are designed to provide real-time data acquisition, processing and presentation for applications used to offer Internet-based financial services. Specific components and features of the technology we use to provide these benefits include:

•	Scalable Framework. Each of the layers of the Voyager application server is a software component that can be replicated within the Voyager configuration for redundancy and scalability. By adding an incremental component, work is distributed among servers across a network. Internal load balancing is managed by the Voyager Transaction Request Broker, a transaction monitor technology.

•	Flexible Interfaces. Our solutions are designed to integrate with virtually any existing host system, providing a means for financial service providers to easily bring existing applications to the Internet. Our host server technology allows multiple simultaneous access to different existing and third-party systems. In addition, browser interfaces are customizable in form and function, allowing the financial service provider to display unique branding, advertising, and extended functionality.

•	Advanced Architecture. Our solutions use Microsoft’s Distributed interNet Applications Architecture for Financial Services, a standards-based framework. This architectural standard allows our applications to interoperate with other application servers, such as teller and call center platforms and automated teller machine delivery systems.

•	Open Financial Exchange Data Standard. Our solutions employ the Open Financial Exchange data standard, which was developed by Microsoft, CheckFree and Intuit to provide a unified specification for the electronic exchange of financial data among financial institutions, businesses and consumers over the Internet. This data specification standardizes the connection to financial data centers and to personal financial management software. By using the Open Financial Exchange data standard, all financial information retrieved from a financial institution can be quickly downloaded to consumer software programs, such as Microsoft Money and Quicken.

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

CheckFree

      CheckFree designs, develops and markets services that enable consumers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. CheckFree is our primary partner for remittance processing and was a developer with Intuit and Microsoft of the Open Financial Exchange data standard. We have developed a number of Voyager interfaces to CheckFree systems and resell a bill payment service provided by CheckFree called WebPay.

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

Sales and Marketing

      We sell our software and services primarily through our direct sales organization. As of December 31, 2002, our direct sales force consisted of 8 personnel operating domestically and 2 personnel operating internationally out of a total of 23 personnel in sales. Our direct sales efforts have historically been focused on domestic financial service providers, such as banks, insurance companies and credit unions. We complement our direct sales efforts through joint sales and marketing arrangements with Internet-based technology vendors, such as NCR.

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

Research and Development

      As of December 31, 2002, our product development staff consisted of 35 engineers out of a total of 49 personnel in research and development. Their development efforts are focused on:

•	Enhancements to Existing Products and Services. We continue to update and modify our solutions to enhance quality, performance and scalability, to extend functionality to address our customers’ changing needs, and to take advantage of improved technology within our industry.

•	Developing New Products and Services. We are working to expand our product and service offerings. We intend to expand our product offerings to include new retail functions, such as wealth management and corporate cash management.

•	Participating in Technology Testing and Collaboration. We have participated in the development of industry data standards and will continue to collaborate with companies to develop new technologies and to encourage the adoption and implementation of open standards that can foster and simplify the exchange of financial information through the Internet.

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

Backlog

      As of December 31, 2002, we had a backlog of unfilled orders of $38.1 million, as compared to a backlog of $29.0 million as of December 31, 2001. Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenue to be recognized in any given future period. For example, some of the fees reflected in backlog may be accounted for as funded research and development, depending on the nature of the work to be performed by us. We expect that a majority of our backlog as of December 31, 2002 will be filled during fiscal 2003. However, there are many factors that would impact our filling of backlog, such as our progress in completing projects for our customers, our customers’ meeting anticipated schedules for customer-dependent deliverables and our customers’ satisfying their contractual obligations. We provide no assurances that any portion of our backlog will be filled during any fiscal year or at all or that our backlog will be recognized as revenue in any given period.

Employees

      As of December 31, 2002, we had a total of 246 full-time employees, including 131 in operations, 8 in marketing, 23 in sales, 49 in research and development and 35 in general and administration. None of our work force is unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

      You should carefully consider the following factors regarding information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We May Need to Raise Additional Financing to Fund our Operations and May Not Be Able to Raise Funds on Beneficial Terms or at All

      Because we have a history of losses and have limited cash resources, we may have to raise financing in the future to fund our operations. If we are required to raise financing, we may be required to sell equity or debt securities at severely discounted prices and with terms that are superior to the rights of our common shareholders, or we may not be able to raise financing at all. If we sell equity or debt securities, the price of our common stock could decrease significantly, and the interests of our common shareholders could be diluted substantially.

We Have a History of Losses, We Expect to Continue to Incur Losses and We May Not Achieve or Maintain Profitability

      We may never generate sufficient revenues for profitability. We have incurred substantial net losses in every quarter since we began operations, and we expect that we will continue to lose money at least through the first half of 2003. We incurred a net loss of $17.3 million during the year ended December 31, 2002, and as of December 31, 2002, we had an accumulated deficit of $113.0 million. If we do not sign contracts with new customers or provide additional software and services to existing customers, we will incur significant operating losses in future quarters. We may decide that it is necessary to further reduce our personnel or other expenses to maintain our operations, and such reductions may reduce our ability to sell our products and services.

We Have a Limited Operating History And Are Subject to the Risks that Our Solutions Are Not Adopted by Financial Service Providers or Used by Consumers and that We Change Product and Service Strategies

      We were incorporated in April 1997. Accordingly, we have a limited operating history with which you can evaluate our business and prospects. Our business is new and will not be successful unless consumers adopt wide usage of Internet-based financial services and financial service providers choose our solutions to deliver those services. In addition, our prospects must be considered in light of the risks and uncertainties encountered by early stage companies in new and rapidly evolving markets such as the Internet-based financial services market. We may decide to change product and service strategies, so you cannot rely upon us to continue any product or service strategy for any length of time.

Our Quarterly Results Fluctuate Significantly and May Fall Short of Anticipated Levels, Which May Cause the Price of Our Common Stock to Decline

      Our quarterly operating results have varied in the past and we expect they will continue to vary from quarter to quarter in the future. In future quarters, our operating results may be below the expectations of public market analysts and investors, which could cause the price of our common stock to decline. We may also announce that our expected financial or operating results for a particular period will be less than we anticipated, which could cause the price of our common stock to decline. In addition, we have difficulty predicting the volume and timing of orders and recognize a substantial portion of our revenues on a percentage completion of contract basis. Any delays in closing orders or implementation of products or services can cause our operating results to fall substantially short of anticipated levels for any quarter. As a result of these and other factors, we believe period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance.

The Market Price for Our Common Stock, Like Other Technology Stocks, May Be Volatile

      The value of your investment in Corillian could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	our failure to meet analysts’ performance expectations or our announced performance expectations;

•	our failure to remain listed on the NASDAQ national market; and

•	lack of liquidity.

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

      As of March 5, 2003, the 52-week high and low trading prices of our common stock, as reported on Nasdaq, were $3.48 and $0.61, respectively.

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

Our Facility and Operations May Be Disabled by A Disaster Or Similar Event, Which Could Damage Our Reputation And Require Us to Incur Financial Loss

      All of our communications and network equipment related to our operations are currently located in Hillsboro, Oregon. We do not currently have an alternate data center or facility that can provide system redundancy or emergency backup capabilities. We cannot assure that our data center and facility will operate after a disaster. In addition, we may experience problems during the period following a disaster in reestablishing our systems and infrastructure. Although we have a disaster recovery plan in place, we do not currently have the technology or facilities to instantly recover full Internet services if our facility is not functioning. A disaster, such as a fire, an earthquake, a terrorist attack or a flood, at our facility could result in failures or interruptions in providing our products and services to our customers. In addition, our systems are vulnerable to operational failures, losses in power, telecommunications failure and similar events. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our systems in the future could cause us to refund fees to some of our customers to compensate for decreased levels of service.

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

If We Do Not Develop International Operations as Expected or Fail to Address International Market Risks, We May Not Achieve Anticipated Sales Growth

      To increase our revenues, we pursued direct international sales opportunities and opened an international office. However, international demand for our products and services did not grow significantly during 2001 or 2002, so we significantly reduced our direct investments internationally and are seeking to expand international sales through partnerships and selective direct sales efforts. International expansion of our business may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally. We will need to form additional relationships with partners worldwide. These activities require significant investments of time and capital from us. If we are unable to develop international sales on a timely basis or at all, we may not achieve anticipated sales growth, gross margins or operating results. If we are successful in developing international sales, we will be subject to a number of risks associated with international operations, including:

•	longer accounts receivable collection cycles;

•	expenses associated with localizing products for foreign markets;

•	difficulties in managing operations and partners across disparate geographic areas;

•	difficulties in hiring qualified local personnel, finding qualified partners and complying with disparate labor laws;

•	foreign currency exchange rate fluctuations;

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; and

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

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

A Small Number of Customers Account For a Substantial Portion of Our Revenues in Each Period; Our Results of Operations and Financial Condition Could Suffer if We Lose Customers or Fail to Add Additional Customers to Our Customer Base

      We derive a significant portion of our revenues from a limited number of customers in each period. Accordingly, if we fail to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenues would be adversely affected. During the fiscal year ended December 31, 2002, one customer accounted for approximately 11% of our consolidated revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each quarter in the foreseeable future. If a customer terminates a Voyager contract with us early, we would lose ongoing revenue streams from annual maintenance fees, hosting fees, professional service fees and potential additional license and service fees for additional increments of end users and for other Voyager applications.

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

      In addition, an existing or potential customer may be acquired by or merged with one of our existing customers that licenses our products under a contract with more favorable terms and that can be applied to the acquired customer’s business operations. This may result in a reduction in our anticipated revenue from the acquired customer.

      One of our largest customers, Wachovia Corporation, was acquired by First Union. The combined entity has not decided to terminate its relationship with us but may in the future decide to terminate its relationship with us. This would substantially reduce the likelihood that we would obtain future revenue from this customer.

If We Lose Key Personnel, We Could Experience Reduced Sales, Delayed Product Development and Diversion of Management Resources

      Our success depends largely on the continued contributions of our key management, technical, sales and marketing and professional services personnel, many of whom would be difficult to replace. If one or more of our key employees were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources. We do not have employment agreements with our senior managers or other key personnel, except Alex P. Hart.

Acquisitions May be Costly and Difficult to Integrate, Divert Management Resources or Dilute Shareholder Value

      We have considered and made strategic acquisitions in the past and in the future may acquire or make investments in complementary companies, products or technologies. We may not be able to successfully integrate these companies, products or technologies. In connection with these acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets or incur large and immediate write-offs of goodwill and other intangible assets.

      Future acquisitions also could pose numerous additional risks to our operations, including:

•	problems combining the purchased operations, technologies or products;

•	problems integrating the business models of acquisition targets with ours;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.

If We Become Subject to Intellectual Property Infringement Claims, These Claims Could be Costly and Time Consuming to Defend, Divert Management Attention or Cause Product Delays

      We have in the past been, and may in the future be, sued for allegedly infringing or misappropriating a third-party’s intellectual property rights. Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. We expect that software product developers and providers of Internet-based financial services will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

      There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property.

Network or Internet Security Problems Could Damage Our Reputation and Business

      We have in the past and might in the future experience security incidents involving actual or attempted access to our customers’ systems by unknown third parties. As a result of these types of incidents, we may incur contractual or other legal liabilities. Security risks may also deter financial service providers from purchasing our products and deter consumers of financial services from using our products or services. We rely on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data over the Internet. Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our Internet security measures inadequate.

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

We May Incur Substantial Losses From Non-Operating Activities, Such as Our Minority Investments in Other Companies, or Lose the Entire Amount We Have Invested in Other Companies

      In the second fiscal quarter of 2000, we made a $3.0 million minority investment in e-Banc, LLC, a Delaware limited liability company. We have contributed an additional $500,000 in cash to e-Banc during the first quarter of 2003. We are currently obligated to contribute an additional $500,000 in cash to e-Banc and expect to make this contribution during the second quarter of 2003. Under applicable accounting rules, our proportionate share of any losses incurred by e-Banc will be reflected on our statement of operations as a loss from non-operating activities. These losses may be substantial. During the fiscal years ended December 31, 2000, 2001 and 2002, we incurred approximately $418,000, $592,000 and $916,000, respectively, in losses from non-operating activities as a result of our investment in e-Banc. We may lose a portion or all of our investment in e-Banc.

      We may in the future make similar investments in other companies. These investments could result in additional losses for us.

New Technologies Could Render Our Products Obsolete

      If we are unable to develop products that respond to changing technology, our business could be harmed. The market for Internet-based financial services is characterized by rapid technological change, evolving industry standards, changes in consumer demands and frequent new product and service introductions. Advances in Internet technology or in applications software directed at financial services could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable. Our Voyager solutions were designed to run on servers using the Windows NT, Windows 2000 and Windows ..NET operating systems. If a new software language or operating system becomes standard or is widely adopted in our industry, we may need to rewrite portions of our products in another computer language or for another operating system to remain competitive.

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

Restrictions on Export of Encrypted Technology Could Cause Us to Incur Delays in International Sales

      Our software uses encryption technology, the export of which is regulated by the United States government. If the United States adopts new legislation restricting export of software and encryption technology, we may experience delay or reduction in shipment of our products internationally. Existing or future export regulations could limit our ability to distribute our products outside of the United States. We cannot effectively control the unauthorized distribution of software across the Internet. A delay or reduction in the shipment of our products internationally or the unauthorized distribution of or software across the Internet could cause our results from operations and financial condition to suffer.

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

Item 2.     Properties

      We lease approximately 122,000 square feet at our corporate headquarters in Hillsboro, Oregon, and the lease for this space expires in October 2007. We also lease approximately 22,000 square feet in another office building in Beaverton, Oregon, of which approximately 1,000 square feet are currently sub-leased, and the lease for this space expires in February 2005. From time to time, we lease office space in foreign countries on a daily or weekly basis. We do not own or lease any other properties or facilities.

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

      In October 2002, Corillian and KeyBank settled this dispute. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of Corillian’s common stock, valued at approximately $745,000. Corillian paid $1.4 million of the cash to KeyBank during the fourth fiscal quarter of 2003. $250,000 and $175,000 will be paid on November 16, 2003 and 2004, respectively. Corillian issued the shares of common stock during the fourth fiscal quarter of 2002. Corillian agreed to allow KeyBank to include its shares in any registration statements Corillian may file with the Securities and Exchange Commission during the 12 months following the date of the settlement. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

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

      Our common stock is traded on the Nasdaq National Market under the symbol “CORI”. Public trading of the common stock commenced on April 12, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock as reported by the Nasdaq National Market:

	High	Low

Year ended December 31, 2001
First Quarter	$14.00	$4.81
Second Quarter	$5.97	$2.56
Third Quarter	$4.72	$1.10
Fourth Quarter	$5.70	$1.41

Year ended December 31, 2002
First Quarter	$4.80	$2.25
Second Quarter	$3.43	$1.59
Third Quarter	$2.22	$0.85
Fourth Quarter	$1.75	$0.71

      As of March 14, 2003, our common stock was held by an estimated 170 shareholders. Brokers and other institutions hold many of such shares on behalf of shareholders. There are no restrictions on the payment of dividends.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected financial data and other operating information are derived from our audited consolidated financial statements. The tables shown below represent portions of our consolidated financial statements and are not complete. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of the results of operations in future periods.

	Year Ended December 31,

	1998	1999	2000	2001		2002

	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$3,393	$7,736	$30,853	$53,848		$39,141
Gross profit	1,499	1,085	8,354	23,491		18,719
Loss from operations	(1,927)	(10,393)	(35,169)	(48,998	)(1)	(15,910)
Net loss	(1,831)	(9,994)	(33,255)	(49,301)		(17,257)
Net loss attributable to common shareholders	(1,831)	(10,096)	(33,355)	(49,301)		(17,257)
Net loss per share:
Basic and diluted	$(0.24)	$(1.37)	$(1.33)	$(1.42)		$(0.49)
Weighted average shares:
Basic and diluted	7,427	7,399	25,106	34,645		35,477

(1)	Corillian recorded restructuring and impairment charges of $18,097 during the year ended December 31, 2001. See Note 12 to the consolidated financial statements for further discussion.

	December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$290	$8,502	$49,150	$15,798	$16,721
Restricted cash	—	—	—	—	1,003
Investments	—	10,357	—	1,905	910
Working capital (deficit)	(1,392)	16,976	41,299	17,759	5,924
Total assets	948	25,902	101,158	50,243	37,479
Debt and capital leases, long-term portion	—	177	5,265	3,730	1,600
Redeemable convertible preferred stock	—	31,501	—	—	—
Total shareholders’ equity (deficit)	(1,165)	(11,706)	72,593	28,104	13,121

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in greater detail in Item 1, Part 1, “Business — Risk Factors,” Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and contained in Corillian’s press releases from time to time.

      Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian is under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.

Overview

      Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, web content management and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a packaged Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to scale to support millions of users. Corillian’s current Corillian Voyager customers include Chase Manhattan Bank, Bank One, Wachovia Bank and SunTrust Bank.

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

      Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has incurred net losses in each quarter of operation since inception and has accumulated a deficit of $113.0 million as of December 31, 2002. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and costs of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

      During the year ended December 31, 2002, one customer accounted for approximately 11% of consolidated revenue, as compared to the years ended December 31, 2000 and 2001, when one customer accounted for approximately 24% and 16%, respectively, of consolidated revenue.

Acquisitions

      In November 2000, Corillian acquired Hatcher Associates Inc. (Hatcher), a software integration, implementation and consulting company focused on applications for consumer banking. Under the terms of the Stock Purchase Agreement dated November 24, 2000, between Hatcher and Corillian, approximately 1.9 million shares of Corillian Common Stock were issued or reserved for issuance for all outstanding shares of Hatcher. Corillian also assumed outstanding options for 212,700 shares of the common stock of Hatcher, which converted into fully vested options for 41,581 shares of Corillian common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Hatcher have been included in Corillian’s consolidated financial statements since the acquisition date. Of the total purchase price of $25.7 million, approximately $3.7 million was allocated to tangible assets acquired, offset by approximately $1.4 million of liabilities assumed, and the remainder was allocated to intangible assets, including customer relationships of $2.6 million, workforce of $1.8 million and goodwill of $19.0 million. The estimate of fair value of the net assets acquired was based on an independent appraisal and management estimates. Goodwill and customer relationships were to be amortized over their estimated useful lives of three years and workforce was to be amortized over its estimated useful life of two years. During 2001, Corillian recorded an impairment charge of approximately $16.8 million, which was the entire remaining balance of goodwill and other intangible assets resulting from this acquisition.

      In April 2000, Corillian issued an aggregate of 138,638 shares of our Common Stock to acquire InterTech Systems, Inc. (InterTech), a Minnesota corporation, which was a developer of data aggregation intellectual property and technology. Following the provisions of Statement of Financial Accounting Standards No. 86 (Statement No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, during 2000, Corillian recorded approximately $1.3 million in research and development expenses consisting of $1.1 million relating to the 138,638 shares issued to InterTech and $228,000 for consulting and other services relating to the acquisition in connection with the InterTech transaction.

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

      Revenue on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, is allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support, training and hosting services can be separated from software licenses, implementation and custom software engineering services because (a) post-contractual customer support, training and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate), and on training based on the price customers are charged when these services are sold separately. Under the residual method, the full fair value of post-contractual customer support, training, and hosting services is deferred and subsequently recognized as the services are performed. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support, hosting and training services is allocated to software license, implementation and custom software engineering services and recognized using contract accounting.

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

      For certain projects, ultimate recoverability is questionable due to inherent hazards. Pursuant to SOP No. 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenue and cost, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations.

      Corillian recognizes non-refundable license fees paid by a reseller that has not demonstrated a history of its ability to successfully install Corillian Voyager in an end customer environment over the estimated implementation period for the end customer’s project. Once a reseller has successfully demonstrated its ability to implement Corillian Voyager, Corillian recognizes subsequent non-refundable license fees from the reseller on future contracts as a separate element in the period in which the cash was received, assuming all other SOP No. 97-2 revenue recognition criteria are met.

Results of Operations

      The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Year Ended December 31,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Costs of revenues	72.9	56.4	52.2

Gross profit	27.1	43.6	47.8

Operating expenses:
Sales and marketing	50.6	37.3	29.9
Research and development	44.0	21.8	19.8
General and administrative	26.3	25.9	28.2
Amortization of goodwill and other intangible assets	2.2	11.4	—
Amortization of deferred stock-based compensation	18.0	4.7	2.3
Litigation settlement charges	—	—	6.6
Restructuring and impairment charges	—	33.6	1.7

Total operating expenses	141.1	134.7	88.5

Loss from operations	(114.0)	(91.1)	(40.7)
Other income (expense), net	6.2	(0.6)	(3.4)

Net loss	(107.8)%	(91.7)%	(44.1)%

Comparison of Years Ended December 31, 2000, 2001 and 2002

     Revenue

      Revenues increased from $30.9 million for 2000 to $53.8 million for 2001. The increase in revenues from 2000 to 2001 was primarily due to software license and professional services sales to an increased number of new and existing customers, an increase in average transaction size, an increase in the number of end users on Corillian’s customers’ platforms and an increase in the number of Corillian’s professional services personnel working on customer projects.

      This increase was also due to increased revenues from Corillian’s international operations and Corillian Services, Inc. Corillian’s international operations generated approximately $9.2 million of consolidated revenues for the year ended December 31, 2001. Corillian’s international operations generated no revenue during the year ended December 31, 2000. Corillian Services, Inc. contributed approximately $8.2 million to Corillian’s consolidated revenues for the year ended December 31, 2001. The operations of Corillian Services, Inc., which were acquired on November 24, 2000, contributed approximately $1.2 million to Corillian’s consolidated revenue during the year ended December 31, 2000.

      Revenues decreased from $53.8 million for 2001 to $39.1 million for 2002. The decrease in revenue from 2001 to 2002 was primarily due to the decrease in revenue generated from Corillian’s international operations and Corillian Services, Inc. Corillian’s international operations generated approximately $826,000 in revenue during the year ended December 31, 2002, a decrease of approximately $8.4 million as compared to 2001. This reduction was the result of licensing software and performing professional services for fewer international customers. Because of the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002 and the subsequent reduction in employees throughout Corillian’s international operations, Corillian does not expect its international operations to generate significant revenue during fiscal 2003. Corillian is pursuing ways in which to increase revenue derived from its international operations through resellers. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenue from international operations will comprise a significant percentage of its consolidated revenue.

      Corillian Services, Inc. generated $2.2 million in revenue during the year ended December 31, 2002, a decrease of approximately $6.0 million as compared to 2001. This reduction was the result of Corillian Services, Inc. performing services on fewer projects for third-party customers. As part of Corillian’s restructuring actions during the fourth quarter of 2001, Corillian Services, Inc. closed its Los Angeles headquarters and reduced its headcount by 41 professional services personnel. Corillian anticipates that annual revenue from Corillian Services, Inc. in 2003 will be lower as compared with the annual revenues earned by Corillian Services, Inc. during fiscal 2002.

Cost of Revenue

      Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for post-contractual customer support.

      In connection with the purchase of the Voyager technology in 1997, Corillian agreed to pay a royalty of seven percent of our revenue, up to a maximum of $1.75 million. Corillian recorded $935,000 in royalty expenses for the year ended December 31, 2000 which completed its requirements under the royalty agreement.

      Cost of revenues increased from $22.5 million for 2000 to $30.4 million for 2001. Gross profit increased as a percentage of revenues from 27.1% in 2000 to 43.6% in 2001. This increase in gross profit as a percentage of revenues was primarily due to a reduction of third-party integration expenses, as Corillian Services, Inc. personnel were transitioned to Corillian’s implementation projects, an increase in higher margin revenue streams such as new license sales to existing Voyager customers, the cessation of Corillian’s royalty obligation during 2000 and improved margins on professional services and post-contractual customer support. Corillian decreased the number of its professional services personnel from 180 at December 31, 2000, to 152 at December 31, 2001 as a result of restructuring actions to improve operational efficiency during the fourth quarter of 2001.

      Cost of revenues decreased from $30.4 million for 2001 to $20.4 million for 2002. Gross profit increased as a percentage of revenues from 43.6% in 2001 to 47.8% in 2002. The increase in gross profit as a percentage of revenues during the year ended December 31, 2002 was mainly due to improved utilization of personnel performing professional services and an increased number of customers receiving post-contractual customer support. Corillian also decreased the number of its professional services personnel from 152 at December 31, 2001, to 131 at December 31, 2002.

      Cost of revenues associated with Corillian Services, Inc. decreased by approximately $10.1 million during the year ended December 31, 2002 from $11.9 million for 2001 to $1.8 million for 2002. This decrease in Corillian Services, Inc.’s cost of revenues is primarily due to the closure of its Los Angeles headquarters and the reduction in its headcount of 41 professional services personnel during the fourth quarter of 2001.

Operating Expenses

      Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities.

      Sales and marketing expenses increased from $15.6 million for 2000 to $20.1 million for 2001. The increase in sales and marketing expense from 2000 to 2001 was primarily attributable to an increase of $4.8 million and $1.4 million, respectively, in direct international and Corillian Services, Inc. sales and marketing expenses in 2001. During the years ended December 31, 2000 and 2001, Corillian incurred direct international sales and marketing expenses of $1.8 million and $6.6 million, respectively. During the years ended December 31, 2000 and 2001, Corillian incurred direct sales and marketing expenses of $113,000 and $1.5 million, respectively, attributable to Corillian Services, Inc. This increase in sales and marketing expense from international and Corillian Services, Inc. operations was partially offset by the effect of Corillian’s reduction in workforce implemented in the fourth quarter of 2001.

      Sales and marketing expenses decreased from $20.1 million for 2001 to $11.7 million for 2002. The decrease in sales and marketing expense from 2001 to 2002 was mainly a result of Corillian’s restructuring actions to improve operational efficiency implemented during the fourth quarter of 2001 and second quarter of 2002. Corillian decreased the number of its sales and marketing personnel from 67 at December 31, 2001, to 31 at December 31, 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, domestic sales and marketing expenses decreased by $3.8 million for the year ended December 31, 2002, as compared with fiscal 2001. The decrease was also attributable to a decrease of approximately $3.4 million in direct international sales and marketing expenses and a decrease of approximately $1.2 million in Corillian Services, Inc. sales and marketing expenses for the year ended December 31, 2002, as compared with fiscal 2001.

      Corillian expects sales and marketing expenses in fiscal 2003 will be relatively flat as compared with fiscal 2002, although these expenses could fluctuate from period to period depending on the timing of new marketing programs and the level of revenues recognized in fiscal 2003.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.

      Research and development expenses decreased from $13.6 million for 2000 to $11.7 million for 2001. Research and development decreased from 2000 to 2001 primarily due to $1.7 million of funded research and development, which was recorded as a reduction of research and development expense during the third quarter of 2001. Corillian slightly decreased the number of research and development personnel from 63 at December 31, 2000, to 62 at December 31, 2001.

      Research and development expenses decreased from $11.7 million for 2001 to $7.7 million for 2002. Research and development expenses decreased from 2001 to 2002 mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its research and development personnel from 62 at December 31, 2001, to 49 at December 31, 2002, and significantly reduced third-party research and development expenses during the year ended December 31, 2002, as compared with fiscal 2001.

      Research and development expenses, to a certain extent, could fluctuate in future periods due to the additional funding of Corillian’s research and development activities by customers accounted for under the provisions of Statement No. 68, Research and Development Arrangements, as well as internal funding for the development of new products and enhancements to existing products.

      General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees and other general corporate expenses.

      General and administrative expenses increased from $8.1 million for 2000, to $14.0 million for 2001. The increase in general and administrative expense from 2000 to 2001 was primarily attributable to an increase of $1.6 million and $2.3 million, respectively, in direct international and Corillian Services, Inc general and administrative expenses in 2001. During the years ended December 31, 2000 and 2001, Corillian incurred direct international general and administrative expenses of $473,000 and $2.1 million, respectively. During the years ended December 31, 2000 and 2001, Corillian incurred direct general and administrative expenses of $236,000 and $2.6 million, respectively, attributable to Corillian Services, Inc.

      General and administrative expenses decreased from $14.0 million for 2001 to $11.0 million for 2002. The decrease in general and administrative expense from 2001 and 2002 was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its general and administrative personnel from 46 at December 31, 2001, to 35 at December 31, 2002. During the year ended December 31, 2002, direct domestic and Corillian Services, Inc. general and administrative expenses decreased by approximately $529,000 and $2.4 million, respectively, mainly due to the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002. Domestically, the effect of these restructuring actions was partially offset by a $562,000 charge recorded in general and administrative expense during the three-month period ended June 30, 2002 related to the settlement of a contract dispute in August 2002 and approximately $300,000 related to the provision for bad debts. In connection with Ted Spooner’s departure as Chief Executive Officer in October 2002, Corillian entered into an agreement with Mr. Spooner, which requires Corillian to pay Mr. Spooner a severance payment of approximately $600,000. $300,000 is due upon termination of the agreement or Mr. Spooner’s termination of employment as Chief Corporate Strategist, and $300,000 of which is due in four equal quarterly installments beginning 90 days after such termination. Mr. Spooner’s agreement terminates on April 7, 2003. During the three-month period ended December 31, 2002, Corillian recorded expense of $300,000 in general and administrative expense related to this severance agreement. Corillian will recognize an additional $300,000 in expense related to this severance agreement during the three-month period ended March 31, 2003.

      Internationally, during the year ended December 31, 2002, Corillian recognized charges of approximately $1.0 million related to the provision for bad debts. This charge was almost entirely offset by the decrease in international general and administrative expenses caused by the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002, as international general and administrative expense remained relatively unchanged during the year ended December 31, 2002, as compared with fiscal 2001.

      Amortization of Intangible Assets. Amortization of intangible assets was $676,000, $6.1 million and $0 in 2000, 2001 and 2002, respectively, reflecting amortization of customer relationships, workforce and goodwill acquired as part of Corillian’s acquisition of Hatcher Associates Inc. in November 2000. During the fourth quarter of 2001, Corillian recorded an impairment charge of $16.8 million, which was the entire remaining balance of goodwill and other intangible assets resulting from Hatcher acquisition. This impairment charge was a component of restructuring charges recorded in fiscal 2001.

      Amortization of Deferred Stock-based Compensation. Corillian recorded deferred stock-based compensation of $10.6 million in connection with stock options granted during 1999 and 2000. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. For the years ended December 31, 2000, 2001 and 2002, amortization of deferred stock-based compensation was $5.6 million, $2.5 million and $885,000, respectively. Corillian expects amortization of approximately $35,000 in 2003 related to these stock options.

      Litigation Settlement Charges. In October 2002, Corillian and KeyBank settled a dispute surrounding KeyBank’s allegations that one of Corillian’s employees used KeyBank’s trade secrets in performing work for Corillian. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $745,000. $1.4 million of the cash was paid to KeyBank during the fourth quarter of 2002. Corillian will pay $250,000 and $175,000 to Key Bank on November 16, 2003 and 2004, respectively. Corillian issued the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

      Restructuring and Impairment Charges. During the fourth quarter of 2001, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. The restructuring actions taken in 2001 included the reorganization of operational and management responsibilities and closure of Corillian Services, Inc.’s (formerly Hatcher Associates Inc.) Los Angeles headquarters. These actions resulted in a net reduction of worldwide headcount of 125, of which 41 were employees of Corillian Services, Inc. Restructuring charges recorded in connection with these actions totaled $1.3 million and consisted of severance-related costs of $1.2 million, $90,000 in losses recognized on the sale of equipment, and lease cancellation costs of $27,000. The restructuring effort was substantially completed by December 31, 2001. Of the cash restructuring charges of $1.0 million, approximately $889,000 was paid in 2001 and the remainder was paid during the first half of 2002.

      In the fourth quarter of 2001, Corillian determined that the goodwill and other intangible assets recorded in connection with the acquisition of Corillian Services, Inc. were impaired and Corillian recorded an impairment of the entire goodwill and other intangible assets balance of approximately $16.8 million. In accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management reviewed the goodwill and other intangible asset balances for impairment as Corillian Services, Inc.’s operating results and forecasted future results indicated the carrying amount of these assets may not be recoverable. The impairment analysis was based on projected undiscounted cash flows, which were no longer adequate to support the carrying value of goodwill and other intangible assets associated with the business.

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

Other Income (Expense), Net

      Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of earnings and losses in joint venture investments, and other miscellaneous items. Other income (expense), net, decreased from income of $1.9 million in 2000 to expense of $303,000 in 2001. This decrease was mainly the result of reduced interest income earned due to lower interest rates and decreased cash, cash equivalents and short-term investment balances and Corillian’s share of losses from its e-Banc investment. This decrease was also attributable to increased interest expense incurred on Corillian’s capital lease and line of credit obligations throughout 2001. Other expense, net, increased from $303,000 in 2001 to $1.3 million in 2002. This increase was mainly the result of a reduction in interest income earned of approximately $1.0 million during the year ended December 31, 2002, as compared with fiscal 2001. This decrease in interest income was due to lower interest rates and decreased cash, cash equivalents and short-term investment balances.

Income Taxes

      No provision for federal and state income taxes was recorded for 2000, 2001 or 2002 because Corillian had incurred net operating losses in each of those years.

      As of December 31, 2002, Corillian had federal and state net operating loss carryforwards of approximately $63.7 million and foreign net operating loss carryforwards of approximately $13.9 million to offset against future income and research and experimentation credits of $2.5 million. These carryforwards expire in 2003 through 2022. Corillian had gross deferred tax assets, including Corillian’s net operating loss carryforwards and tax credits, of $35.4 million as of December 31, 2002. A full valuation allowance has been recorded against the net deferred tax asset balance as a result of uncertainties regarding the realization of the asset balance.

Liquidity and Capital Resources

      As of December 31, 2002, Corillian had $18.6 million in cash, cash equivalents, restricted cash and short-term investments consisting of cash, commercial paper and taxable municipal bonds with original maturities from 0 to 180 days, as compared to $17.7 million as of December 31, 2001. In January 2000, Corillian obtained a $3.0 million equipment line of credit with a financial institution of which approximately $571,000 was outstanding at December 31, 2002 and due for re-payment in April 2003. In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution of which approximately $2.9 million was outstanding at December 31, 2002. No credit was available under this line of credit as of December 31, 2002. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of December 31, 2002. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to repay all of its outstanding indebtedness under this line of credit.

      Net cash used in operating activities was $19.7 million and $26.3 million for the years ended December 31, 2000 and 2001, respectively. Net cash provided by operating activities was $2.7 million for the year ended December 31, 2002. The increase in net cash used in operations from 2000 to 2001 was primarily attributable to an increased net loss net of non-cash expenses including depreciation, amortization of deferred stock-based compensation and intangible assets and impairment of long-lived assets and a decrease in accounts payable and accrued liabilities, offset in part by an increase in accounts receivable, revenue in excess of billing and deferred revenue. The increase in net cash provided by operations from 2001 to 2002 resulted primarily from a decrease in net loss net of non-cash expenses including depreciation, amortization of deferred stock-based compensation, and bad debt expense, as well as decreases in accounts receivable and revenue in excess of billing and an increase in deferred revenue.

      Net cash used in investing activities was $1.9 million and $8.2 million for the years ended December 31, 2000 and 2001, respectively. Net cash provided by investing activities was approximately $215,000 for the year ended December 31, 2002. During 2000, net cash used in investing activities consisted of $8.5 million of property and equipment purchases, $3.0 million of contributions to e-Banc and $738,000 of cash used in business acquisitions. This usage was offset, in part, by net proceeds from the maturities of investments of $10.4 million. Net cash used in investing activities during 2001 consisted of $6.3 million of property and equipment purchases and $1.9 million of investment purchases. During 2002, net cash provided by investing activities consisted of $995,000 in proceeds from the maturities of investments, which were partially offset by $780,000 of property and equipment purchases.

      Net cash provided by financing activities was $62.2 million and $1.1 million for the years ended December 31, 2000 and 2001, respectively. Net cash used in financing activities was $2.1 million for the year ended December 31, 2002. Net cash provided by financing activities in 2000 consisted mainly of $56.2 million of net proceeds from the issuance of common stock, primarily from Corillian’s initial public offering, private placement and warrant issuance in April 2000, as well as $6.1 million in net proceeds from Corillian’s line of credit borrowings. Net cash provided by financing activities in 2001 consisted primarily of $2.0 million in proceeds from the issuance of common stock, offset, in part, by net principal payments on line of credit borrowings and capital lease obligations of $535,000 and $384,000, respectively. Net cash used in financing activities in 2002 consisted primarily of net principal payments on line of credit borrowings and capital lease obligations of $2.2 million and $467,000, respectively. This usage was partially offset by $576,000 in proceeds received from the issuance of common stock.

      Working capital decreased from $17.8 million as of December 31, 2001, to $5.9 million as of December 31, 2002. This decrease was primarily attributable to decreases in accounts receivable and revenue in excess of billing of $5.4 million and $4.9 million, respectively, coupled with an increase in deferred revenue of $5.1 million.

      In May 2000, Corillian entered into a lease for its new corporate headquarters, which is located in Hillsboro, Oregon and consists of approximately 122,000 square feet. The lease has a term of seven years, but Corillian has the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, Corillian’s monthly rent ranges from approximately $214,000 in the first year to approximately $244,000 in the seventh year. Corillian also leases approximately 22,000 square feet in another office building in Beaverton, Oregon, of which approximately 1,000 square feet are currently sub-leased, and the lease for this space expires in February 2005. Under the terms of this lease, Corillian’s monthly rent is approximately $29,000. Corillian receives approximately $1,300 per month from the sub-leasing of a portion of this office building.

      Corillian has no material financial obligations other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to contribute an additional $1.0 million in cash to e-Banc during the first half of 2003, pay Key Bank approximately $425,000 in cash with payments of $250,000 and $175,000 on November 16, 2003 and 2004, respectively, and pay Ted Spooner $600,000 in accordance with his severance agreement. Corillian contributed $500,000 of the $1.0 million obligation to e-Banc during January 2003. During the third quarter of 2002, Corillian deposited $1.6 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer, and Corillian expects the escrow funds will be returned in fiscal 2003. This escrow receivable was recorded as a component of other receivables as of December 31, 2002. Corillian also agreed to deposit $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002 and is classified as restricted cash as of December 31, 2002. These funds will become unrestricted upon the successful completion of this customer’s project, which is anticipated to occur in fiscal 2003.

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

      Corillian is contractually obligated to make the following payments as of December 31, 2002:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(in thousands)
e-Banc contribution	$1,000	$1,000	$—	$—	$—
Ted Spooner severance	600	450	150	—	—
Litigation settlement	425	250	175	—	—
Lines of credit	3,433	1,865	1,568	—	—
Capital lease obligations	454	419	35	—	—
Operating lease obligations	14,075	3,037	8,840	2,198	—

Total contractual obligations	$19,987	$7,021	$10,768	$2,198	$—

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

Interest Rate Sensitivity

      As of December 31, 2002, Corillian had $18.6 million in cash, restricted cash, cash equivalents and short-term investments consisting of cash, commercial paper and taxable municipal bonds with original maturities from 0 to 180 days, as compared to $17.7 million as of December 31, 2001. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income.

Item 8.	Financial Statements and Supplementary Data

      (a) The following documents are filed as part of this report:

1. Annual Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-1
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-2
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the years ended December 31, 2000, 2001 and 2002	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F-5
Notes to Consolidated Financial Statements	F-6

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

      Information called for by Part III, Item 10, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 7, 2003, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2002, the Company’s fiscal year end.

Item 11.	Executive Compensation

      Information called for by Part III, Item 11, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 7, 2003, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2002, the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The additional information called for by Part III, Item 12, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 7, 2003, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2002, the Company’s fiscal year end.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 about Corillian’s common stock that may be issued upon the exercise of stock options and other rights granted to employees, consultants or directors under our currently existing equity compensation plans.

Number of
securities
	Number of		remaining available
	securities to be	Weighted-	for future issuance
	issued upon	average	under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in the first column)

Equity compensation plans approved by security holders	3,876,406 (1)	$4.69	2,721,859	(2)(3)
Equity compensation plans not approved by security holders	—	—	—

Total	3,876,406	$4.69	2,721,859

(1)	Excludes 8,790 shares of our common stock that are issuable upon the exercise of outstanding options that were assumed in connection with our acquisition of Hatcher Associates Inc. (now Corillian Services, Inc.), with a weighted average exercise price of $6.54.

(2)	Includes 2,566,140 shares remaining available for purchase under Corillian’s 2000 Stock Incentive Compensation Plan. The 2000 Stock Incentive Compensation Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Stock Option Plan as of the effective date of the 2000 Stock Incentive Compensation Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. Excludes 400,000 additional shares of common stock that became available for purchase under the 2000 Stock Incentive Compensation Plan on January 1, 2003 pursuant to the evergreen formula. Also excludes shares that will become issuable under the 2000 Stock Incentive Compensation Plan if and when they cease to be subject to outstanding awards (other than by reason of exercise or settlement of the awards) under our 1997 Stock Option Plan.

(3)	Includes 155,719 shares remaining available for issuance under Corillian’s 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 333,333 additional shares of common stock that became available for issuance under the 2000 Employee Stock Purchase Plan on January 1, 2003 pursuant to the evergreen formula.

Item 13.	Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 7, 2003, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2002, the Company’s fiscal year end.

Item 14.	Controls and Procedures

      Based on an evaluation under the supervision and with the participation of the Company’s management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. Corillian’s chief executive officer and chief financial officer do not expect that its disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian’s report on Form 8-K filed on December 7, 2000)
2.2	Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian’s report on Form 8-K filed on December 7, 2000)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.2	Form of Warrant Issued to Bank One (incorporated by reference to Exhibit 4.2 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)
10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.6	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001 (incorporated by reference to Exhibit 10.6 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.7	Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian’s Form S-1, as amended, File No. 333-95513)
10.8*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)

Exhibit
No.	Description

10.9	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 30, 2001 (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-K for the year ended December 31, 2001)
10.10*	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart (incorporated by reference to Exhibit 4.2 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.11*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)
10.12*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)
10.13*	Employment Agreement dated April 3, 2002 between Corillian Corporation and Andrew White (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)
10.14*	Employment Agreement dated October 7, 2002 between Corillian Corporation and Ted Spooner (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
10.15*	First Amendment to Employment Agreement dated October 7, 2000 between Corillian Corporation and Alex Hart (incorporated by reference to Exhibit 10.4 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
10.16	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2001)
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see page 38).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

      (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2003.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities

/s/ ALEX P. HART Alex P. Hart	Chief Executive Officer and Director Principal Executive Officer

/s/ STEVEN SIPOWICZ Steven Sipowicz	Chief Financial Officer Principal Financial and Accounting Officer

/s/ ROBERT G. BARRETT Robert G. Barrett	Director

/s/ ERIC DUNN Eric Dunn	Director

/s/ JOHN MCCOY John McCoy	Director

/s/ RAVI MOHAN Ravi Mohan	Director

/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of November 24, 2000, by and among Corillian Corporation, Hatcher and the Shareholders of Hatcher (incorporated by reference from Exhibit 2.1 of Corillian’s report on Form 8-K filed on December 7, 2000)
2.2	Escrow Agreement, dated as of November 24, 2000, by and among Corillian Corporation, all of the Shareholders of Hatcher, Scott C. Collins, as agent and representative of the Shareholders of Hatcher, and ChaseMellon Shareholder Services, L.L.C., as escrow agent (incorporated by reference from Exhibit 2.2 of Corillian’s report on Form 8-K filed on December 7, 2000)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.2	Form of Warrant Issued to Bank One (incorporated by reference to Exhibit 4.2 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)
10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.6	Sub-underlease among Systems Union Limited, Corillian International Limited and Corillian Corporation, dated February 8, 2001 (incorporated by reference to Exhibit 10.6 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.7	Master Loan and Security Agreement between Corillian and Transamerica Business Credit Corporation, dated as of January 28, 2000 (incorporated by reference to Exhibit 10.7 of Corillian’s Form S-1, as amended, File No. 333-95513)
10.8*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.9	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 30, 2001 (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-K for the year ended December 31, 2001)
10.10*	Employment Agreement, dated as of January 23, 2001, between Corillian Corporation and Alex Hart (incorporated by reference to Exhibit 4.2 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.11*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)
10.12*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)
10.13*	Employment Agreement dated April 3, 2002 between Corillian Corporation and Andrew White (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit
No.	Description

10.14*	Employment Agreement dated October 7, 2002 between Corillian Corporation and Ted Spooner (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
10.15*	First Amendment to Employment Agreement dated October 7, 2000 between Corillian Corporation and Alex Hart (incorporated by reference to Exhibit 10.4 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
10.16	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2001)
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see page 38).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan

CORILLIAN CORPORATION

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Alex P. Hart, certify that:

1. I have reviewed this annual report on Form 10-K of Corillian Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ ALEX P. HART

Alex P. Hart

Chief Executive Officer and President

CORILLIAN CORPORATION

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Sipowicz, certify that:

1. I have reviewed this annual report on Form 10-K of Corillian Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ STEVEN SIPOWICZ

Steven Sipowicz

Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Corillian Corporation:

      We have audited the accompanying consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corillian Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon

January 31, 2003

CORILLIAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$15,798	$16,721
Restricted cash	—	1,003
Investments	1,905	910
Accounts receivable, net	9,427	3,987
Other receivables	301	1,805
Revenue in excess of billings	6,410	1,542
Prepaid expenses and deposits	1,128	1,471

Total current assets	34,969	27,439
Property and equipment, net	12,995	8,376
Investment in joint venture	1,990	1,074
Other assets	289	590

Total assets	$50,243	$37,479

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,593	$1,801
Accrued liabilities	2,540	2,067
Deferred revenue	8,881	13,981
Current portion of capital lease obligations	414	380
Current portion of long-term debt	2,185	1,865
Other current liabilities	597	1,421

Total current liabilities	17,210	21,515
Capital lease obligations, less current portion	319	32
Long-term debt, less current portion	3,411	1,568
Other long-term liabilities	1,199	1,243

Total liabilities	22,139	24,358

Redeemable convertible preferred stock, no par value; no shares authorized, no shares issued and outstanding at December 31, 2001 and 2002	—	—

Commitments and contingencies
Shareholders’ equity (deficit):
Convertible preferred stock, no par value; 40,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2002	—	—
Common stock, no par value; 150,000 shares authorized; 35,038 and 36,147 shares issued and outstanding at December 31, 2001 and 2002, respectively	125,069	126,141
Deferred stock-based compensation	(1,169)	(35)
Accumulated other comprehensive income (loss)	(19)	49
Accumulated deficit	(95,777)	(113,034)

Total shareholders’ equity (deficit)	28,104	13,121

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$50,243	$37,479

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
Revenues	$30,853	$53,848	$39,141
Cost of revenues, excluding $587, $342 and $148 in 2000, 2001 and 2002, respectively, of amortization of deferred stock-based compensation	22,499	30,357	20,422

Gross profit	8,354	23,491	18,719

Operating expenses:
Sales and marketing, excluding $3,270, $1,319 and $401 in 2000, 2001 and 2002, respectively, of amortization of deferred stock-based compensation	15,603	20,096	11,720
Research and development, excluding $448, $210 and $83 in 2000, 2001 and 2002, respectively, of amortization of deferred stock-based compensation	13,573	11,721	7,733
General and administrative, excluding $1,256, $635 and $253 in 2000, 2001 and 2002, respectively, of amortization of deferred stock-based compensation	8,110	13,950	11,029
Amortization of goodwill and other intangible assets	676	6,119	—
Amortization of deferred stock-based compensation	5,561	2,506	885
Litigation settlement charges	—	—	2,580
Restructuring and impairment charges	—	18,097	682

Total operating expenses	43,523	72,489	34,629

Loss from operations	(35,169)	(48,998)	(15,910)

Other income (expense):
Interest income	2,793	1,229	184
Interest expense	(435)	(818)	(542)
Other expense, net	(444)	(714)	(989)

Total other income (expense)	1,914	(303)	(1,347)

Net loss	(33,255)	(49,301)	(17,257)
Redeemable convertible preferred stock accretion	(100)	—	—

Net loss attributable to common shareholders	$(33,355)	$(49,301)	$(17,257)

Basic and diluted net loss per share	$(1.33)	$(1.42)	$(0.49)
Shares used in computing basic and diluted net loss per share	25,106	34,645	35,477

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

			Shareholders’ Equity (Deficit)

								Accumulated
	Redeemable Convertible		Convertible					Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Deferred	Comprehensive		Shareholders’
							Stock-based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	(Loss)	Deficit	(Deficit)

	(In thousands, except share data)
Balance, December 31, 1999	14,723,223	$31,501	1,639,730	910	7,253,550	3,482	(2,877)	—	(13,221)	(11,706)
Issuance of common stock and warrant in initial public offering, net	—	—	—	—	7,225,000	54,674	—	—	—	54,674
Issuance of common stock in business combinations	—	—	—	—	1,967,824	24,186	—	—	—	24,186
Conversion of Series A convertible preferred stock	—	—	(1,639,730)	(910)	1,639,730	910	—	—	—	—
Conversion of Series B and C redeemable convertible preferred stock	(14,723,223)	(31,601)	—	—	14,723,223	31,601	—	—	—	31,601
Exercise of common stock options	—	—	—	—	1,220,160	753	—	—	—	753
Issuance of common shares under employee stock purchase plan	—	—	—	—	90,786	726	—	—	—	726
Issuance of common stock for services	—	—	—	—	16,667	123	—	—	—	123
Accretion of redeemable convertible preferred stock	—	100	—	—	—	(100)	—	—	—	(100)
Deferred stock-based compensation	—	—	—	—	—	6,848	(6,848)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	5,561	—	—	5,561
Foreign currency translation	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	(33,255)	(33,255)

Balance, December 31, 2000	—	$—	—	$—	34,136,940	$123,203	$(4,164)	$30	$(46,476)	$72,593
Issuance of common stock in business combinations	—	—	—	—	24,642	306	—	—	—	306
Exercise of common stock options	—	—	—	—	608,573	683	—	—	—	683
Issuance of common shares under employee stock purchase plan	—	—	—	—	267,561	1,366	—	—	—	1,366
Deferred stock-based compensation	—	—	—	—	—	(489)	489	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,506	—	—	2,506
Foreign currency translation	—	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	(49,301)	(49,301)

Balance, December 31, 2001	—	$—	—	$—	35,037,716	$125,069	$(1,169)	$(19)	$(95,777)	$28,104
Issuance of common stock in settlement of litigation	—	—	—	—	500,000	745	—	—	—	745
Issuance of common stock in exchange for services	—	—	—	—	30,000	45	(45)	—	—	—
Exercise of common stock options	—	—	—	—	359,857	226	—	—	—	226
Issuance of common shares under employee stock purchase plan	—	—	—	—	219,267	350	—	—	—	350
Deferred stock-based compensation	—	—	—	—	—	(294)	294	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	885	—	—	885
Foreign currency translation	—	—	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	—	—	(17,257)	(17,257)

Balance, December 31, 2002	—	$—	—	$—	36,146,840	$126,141	$(35)	$49	$(113,034)	$13,121

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(33,255)	$(49,301)	$(17,257)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,983	4,666	5,431
Amortization of deferred stock-based compensation	5,561	2,506	885
Amortization of goodwill and other intangible assets	676	6,119	—
Impairment of long-lived assets	—	16,764	—
Non-cash research and development expense	1,737	571	—
Issuance of common stock for services	123	—	—
Issuance of common stock in settlement of litigation	—	—	745
Equity in losses of joint venture	418	592	916
Provision for bad debts	—	—	1,317
Loss on sale of assets	—	90	114
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	(1,003)
Accounts receivable	(3,121)	(806)	4,122
Other receivables	(397)	386	(1,488)
Revenue in excess of billings	(4,098)	(1,949)	4,868
Prepaid expenses, deposits and other assets	(495)	(161)	(644)
Accounts payable and accrued liabilities	6,555	(8,833)	(1,272)
Deferred revenue	4,229	2,885	5,100
Other liabilities	412	175	868

Net cash (used in) provided by operating activities	(19,672)	(26,296)	2,702

Cash flows from investing activities:
Purchase of property and equipment, net	(8,482)	(6,259)	(780)
Purchase of investments	(5,413)	(1,905)	—
Proceeds from the maturities of investments	15,770	—	995
Net cash used in business acquisitions	(738)	—	—
Investment in joint venture	(3,000)	—	—

Net cash (used in) provided by investing activities	(1,863)	(8,164)	215

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	56,153	2,049	576
Proceeds from (payments on) line of credit borrowings, net	6,131	(535)	(2,163)
Principal payments on capital lease obligations	(119)	(384)	(467)

Net cash provided by (used in) financing activities	62,165	1,130	(2,054)

Effect of exchange rate fluctuations on cash and cash equivalents	18	(22)	60

Increase (decrease) in cash and cash equivalents	40,648	(33,352)	923
Cash and cash equivalents at end of year	8,502	49,150	15,798

Cash and cash equivalents at end of year	$49,150	$15,798	$16,721

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$435	$818	$542
Taxes	16	228	187
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	993	—	146
Recorded through business combinations:
Assets	3,697	—	—
Liabilities	1,447	—	—
Common shares	24,186	306	—

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

(2) Summary of Significant Accounting Policies

     (a) Use of Estimates

      The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates related to software revenue recognition and accrual for loss contingencies require higher degrees of judgment than others in their application. Actual results may differ from these estimates under different assumptions or conditions.

     (b) Principles of Consolidation

      The consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International Ltd., Corillian Services Inc. and Corillian South Asia Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Revenue Recognition

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

      Revenue on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, is allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support, training and hosting services can be separated from software licenses, implementation and custom software engineering services because (a) post-contractual customer support, training and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate), and on training based on the price customers are charged when

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these services are sold separately. Under the residual method, the full fair value of post-contractual customer support, training, and hosting services is deferred and subsequently recognized as the services are performed. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support, hosting and training services is allocated to software license, implementation and custom software engineering services and recognized using contract accounting.

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

      For certain projects, ultimate recoverability is questionable due to inherent hazards. Pursuant to SOP No. 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenue and cost, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations. Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied this “zero profit” methodology to one existing project. The total project value for this contract is approximately $2.1 million. Revenue and expense recognized from this project accounted for under the “zero profit” methodology during the year ended December 31, 2002, was approximately $271,000.

      Corillian recognizes non-refundable license fees paid by a reseller that has not demonstrated a history of its ability to successfully install Corillian Voyager in an end customer environment over the estimated implementation period for the end customer’s project. Once a reseller has successfully demonstrated its ability to implement Corillian Voyager, Corillian recognizes subsequent non-refundable license fees from the reseller

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on future contracts as a separate element in the period in which the cash was received, assuming all other SOP No. 97-2 revenue recognition criteria are met.

     (d) Cash and Cash Equivalents

      Cash equivalents consist of mainly of commercial paper and taxable municipal bonds with original maturities of 90 days or less, which are carried at market value, which approximates cost. Cash equivalents totaled $3.7 million and $12.1 million as of December 31, 2001 and 2002, respectively.

     (e) Restricted Cash

      During the third quarter of 2002, Corillian agreed to deposit $1.0 million in cash in a corporate bank account with a customer. This balance is classified as restricted cash as of December 31, 2002. These funds will become unrestricted upon the successful completion of this customer’s project, which is anticipated to occur in fiscal 2003.

     (f) Investments

      Investments consist mainly of commercial paper and taxable municipal bonds, which have original maturities between 90 and 180 days. These investments are classified as held-to-maturity and are recorded at market value, which approximates cost.

     (g) Intangible Assets

      Intangible assets consisted of goodwill, workforce, and customer relationships. The intangible assets were acquired as a result of Corillian’s acquisition of Hatcher Associates Inc. in November 2000. Goodwill and customer relationships were to be amortized over three years and workforce was to be amortized over two years. Amortization expense was $676,000, $6.1 million and $0 for the years ended December 31, 2000, 2001 and 2002, respectively. During 2001, Corillian recorded an impairment charge of approximately $16.8 million related to goodwill and other intangible assets resulting from Hatcher acquisition (see Note 12 for further discussion).

      In accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews the Company’s long-lived assets, goodwill and intangible assets for impairment when events or changes in circumstances indicated the carrying amount of the assets are not recoverable. Recoverability of long-lived assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

      The following table illustrates what Corillian’s net loss and basic and diluted net loss per share would have been during the years ended December 31, 2000 and 2001, exclusive of amortization expense related to the goodwill and other non-amortized intangible assets.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2000	2001

	(in thousands)
Reported net loss attributable to common shareholders	$(33,355)	$(49,301)
Add back:
Amortization of goodwill and other non-amortizable intangible assets	676	6,119

Adjusted net loss attributable to common shareholders	$(32,679)	$(43,182)

	Year Ended December 31,

	2000	2001

Reported basic and diluted net loss per share	$(1.33)	$(1.42)
Add back:
Amortization of goodwill and other intangible assets	0.03	0.17

Adjusted basic and diluted net loss per share	$(1.30)	$(1.25)

     (h) Investment in Joint Venture

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

      Pursuant to the agreement, Corillian contributed $3.0 million in cash and issued e-Banc a purchase credit of $5.0 million towards the future purchase of our software licenses. The purchase credit is only applicable to license fees and cannot be applied towards professional services, custom engineering services, hosting fees, or maintenance fees. Corillian’s ownership percentage of e-Banc as of December 31, 2002, was 12.3%. Corillian has one representative on e-Banc’s board of managers. Corillian will contribute an additional $1.0 million to e-Banc LLC in the first half of 2003, of which $500,000 was paid in January 2003.

      Investments in businesses that Corillian owns less than a 50% interest and can exert significant influence over are accounted for using the equity method of investment accounting. Emerging Issues Task Force (EITF) D-46, Accounting for Limited Partnership Investments, requires that investments in limited partnerships be accounted for using the equity method when the percentage of ownership is greater than 5%. Under the equity method, Corillian records an investment in the stock at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the business after the date of investment based on its ownership percentage of the business as a whole. During the years ended December 31, 2000, 2001 and 2002, Corillian recorded $418,000, $592,000 and $916,000, respectively, of losses related to its investment in e-Banc.

     (i) Accounts Receivable

      Trade accounts receivable are recorded at invoiced amount and do not bear interest. Corillian performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of its customers. Management provides an allowance for doubtful accounts based on current customer information and historical statistics. The allowance for doubtful accounts is Corillian’s best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the potential for recovery is considered remote. Corillian does not have any off-balance-sheet credit exposure related to its customers. At December 31, 2001 and 2002, Corillian’s allowance for doubtful accounts receivable was $0 and $399,000, respectively.

      The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	2000	2001	2002

Beginning allowance balance	$—	$—	$—
Provision	—	—	1,317
Charge-offs	—	—	(918)

Ending allowance balance	$—	$—	$399

     (j) Property and Equipment

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

     (k) Research and Development

      Research and development costs are expensed as incurred. Arrangements in which Corillian’s research and development activities are partially funded by others are accounted for by applying the provisions of Statement No. 68.

     (l) Capitalized Software

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

      Completion of a working model of Corillian’s products and general release has substantially coincided. As a result, Corillian has not capitalized any software development costs during the three-year period ended December 31, 2002 and charged all such costs to research and development expense as incurred.

      Internal use software development costs are accounted for in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage are capitalized and amortized on a straight-line basis over the estimated life of the asset.

     (m) Concentration of Credit Risk

      Results of operations are substantially derived from United States operations and substantially all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenue for the three years ended December 31, 2002. A majority of Corillian’s revenue is generated from the financial services industry. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is new, intensely competitive, highly fragmented and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

      Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. At December 31, 2001, two customers individually accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 24% of Corillian’s consolidated accounts receivable balance as of December 31, 2001. At December 31, 2002, three customers individually accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 52% of Corillian’s consolidated accounts receivable balance as of December 31, 2002.

      Two customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2001. These customers, in total, accounted for approximately 64% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2001. Three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2002. These customers, in total, accounted for approximately 71% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2002.

      Corillian is subject to concentrations of credit risk from its cash and cash equivalents, investments, accounts receivables and revenue in excess of billing. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with a major financial institution and by investing in investment-grade securities.

     (n) Risk of Technological Change

      A substantial portion of Corillian’s revenues are generated from the development and rapid release to market of computer software products and enhancements during the year. In the extremely competitive industry environment in which Corillian operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various risks inherent in such products. Additionally, Corillian’s production strategy relies on certain employees’ ability to deliver implemented products in time to meet critical development and distribution schedules. In light of these dependencies, it is reasonably possible that failure to successfully manage a significant product introduction or failure of certain employees to deliver implemented products as needed could have severe impact on Corillian’s growth and result of operations and liquidity.

     (o) Stock-Based Compensation

      At December 31, 2002, Corillian has various stock-based compensation plans, including stock option plans and an employee stock purchase plan, which are described more fully in Notes 6 and 7. The Company continues to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value of the underlying common stock. Corillian recorded deferred stock-based compensation of $6.8 million, $0 and $45,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of Statement No. 123, to stock-based employee compensation.

	Year Ended December 31,

	2000	2001	2002

	(in thousands, except per share data)
Net loss attributable to common shareholders, as reported	$(33,355)	$(49,301)	$(17,257)
Add: Stock-based compensation expense determined under APB No. 25	5,561	2,506	885
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,630)	(9,605)	(6,328)

Pro forma net loss attributable to common shareholders	$(35,424)	$(56,400)	$(22,700)

Net loss per share:
Basic & Diluted — as reported	$(1.33)	$(1.42)	$(0.49)
Basic & Diluted — pro forma	$(1.41)	$(1.63)	$(0.64)

      Information related to the assumptions used in the above calculations is further described in Notes 6 and 7.

      Corillian accounts for stock issued to non-employees in accordance with the provisions of Statement No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(p)	Net Loss Per Share

      Corillian computes net loss per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of Statement No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. Net loss attributed to common shareholders for the year ended December 31, 2000 includes the accretion of discounts on redeemable convertible preferred stock. This accretion ceased upon Corillian’s initial public offering of common stock in April 2000 as all outstanding shares of Corillian’s redeemable convertible preferred stock automatically converted into common stock upon the offering.

      The following table sets forth the weighted-average shares of common stock issuable under stock options and warrants using the treasury stock method, shares issuable for acquisitions and convertible preferred stock on an if-converted basis, which have exercise prices that are less than the average fair market value of the underlying common stock for the periods presented below, but which are not included in calculating net loss per share due to their antidilutive effect for the periods indicated:

	Year Ended December 31,

	2000	2001	2002

Shares issuable under stock options	2,808,204	1,700,776	533,611
Shares issuable under warrants	46,826	—	—
Shares issuable for acquisitions	24,642	—	—

	2,879,672	1,700,776	533,611

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	Year Ended December 31,

	2000	2001	2002

Shares issuable under stock options	997,002	2,727,446	4,623,009
Shares issuable under warrants	—	250,000	250,000

	997,002	2,977,446	4,873,009

(q)	Comprehensive Income (Loss)

      Corillian has adopted the provisions of Statement No. 130, Reporting on Comprehensive Income. Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income for Corillian and have not been material to Corillian’s financial position or results of operations.

(r)	Income Taxes

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

(s)	Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts and notes receivable, revenue in excess of billings, and accounts payable approximate fair values due to the short-term nature of those instruments. The carrying amount of capital leases and long-term debt approximates fair value as the stated interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

(t)	Advertising

      Advertising costs are expensed as incurred. Advertising expense was $277,000, $333,000 and $88,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

(u)	Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Corillian is required to implement Statement No. 143 on January 1, 2003. The Company does not expect this statement to have a material impact on its consolidated financial position or results of operations.

      In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 will be adopted on a prospective basis and therefore did not have an impact as of December 31, 2002.

      In November 2002, the EITF reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. Corillian does not expect this issue to have a material impact on its consolidated financial position and results of operations.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position and results of operations.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed under Statement No. 148, Corillian will continue to account for stock-based compensation according to APB No. 25. The Company adopted Statement No. 148 in December 2002.

(v)	Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for 2000 and 2001 in order to conform to the 2002 presentation.

(3)	Balance Sheet Components

(a)	Property and Equipment, Net

      Property and equipment, net, consisted of the following at December 31:

	2001	2002

	(in thousands)
Computer equipment and software	$11,862	$12,507
Furniture, fixtures and other equipment	3,527	3,335
Leasehold improvements	4,544	4,224

	19,933	20,066
Less accumulated depreciation and amortization	(6,938)	(11,690)

	$12,995	$8,376

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense was $2.0 million, $4.7 million and $5.4 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(b)	Accrued Liabilities

      Accrued liabilities consisted of the following at December 31:

	2001	2002

	(in thousands)
Payroll and related expenses	$1,691	$1,546
Other accrued liabilities	849	521

	$2,540	$2,067

(4)	Income Taxes

      Domestic and foreign pre-tax loss is as follows for the year ended December 31:

	2000	2001	2002

	(in thousands)
Domestic	$(31,344)	$(44,689)	$(12,052)
Foreign	(1,911)	(4,612)	(5,205)

	$(33,255)	$(49,301)	$(17,257)

      Due to Corillian’s losses before the provision for income taxes for the years ended December 31, 2000, 2001 and 2002, there has been no provision for federal and state income taxes. The reconciliation of the statutory federal income tax rate to Corillian’s effective income tax rate is as follows:

	2000	2001	2002

Federal statutory rate	(34)%	(34)%	(34)%
Increases (decreases) resulting from:
Loss for which no benefit is provided	34	15	34
Goodwill	—	19	—

	—%	—%	—%

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and net operating loss carryforwards which give rise to the significant portions of deferred tax assets and liabilities are as follow as at December 31:

	2001	2002

	(in thousands)
Deferred tax assets:
Research and experimentation credit carryforwards	$1,915	$2,230
Accrued expenses and allowances	328	369
Deferred compensation	3,278	3,377
Domestic net operating loss carryforwards	19,316	24,435
Foreign net operating loss carryforwards	1,816	2,795
Equity investments	387	247
Goodwill	378	350
Depreciable assets	133	607
Other	63	24

Total gross deferred tax assets	27,614	34,434
Less valuation allowance	(27,551)	(34,272)

	63	162

Deferred tax liabilities:
Prepaid expenses	63	162

Total gross deferred tax liabilities	63	162

Net deferred tax assets	$—	$—

      The Company has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $560,000.

      The net change in the total valuation allowance was an increase of approximately $13.1 million, $9.9 million and $6.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      As of December 31, 2002, Corillian had federal and state net operating loss carryforwards of approximately $63.7 million and foreign net operating loss carryforwards of approximately $13.9 million to offset against future income and research and experimentation credits of $2.5 million. These carryforwards expire in 2003 through 2022.

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

      Corillian has designated shares of authorized preferred stock as redeemable convertible preferred stock. Series B and Series C redeemable convertible preferred stock (Series B and Series C). Upon completion of

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corillian’s initial public offering, all outstanding shares of Series B and Series C automatically converted into common stock.

(6)	Shareholders’ Equity

(a)	Preferred Stock

      In conjunction with Corillian’s initial public offering on April 12, 2000, all outstanding shares of Series A automatically converted into common stock.

(b)	Warrant

      Concurrent with Corillian’s initial public offering on April 12, 2000, Corillian issued a warrant to purchase 250,000 shares of common stock. This warrant has an exercise price of $8.00 per share, which was equal to the per share price of Corillian’s initial public offering of common stock, and a term of three years. This warrant was fully vested at the time of purchase and immediately exercisable. The purchase price of this warrant was approximately $1.4 million, which was determined using the Black-Scholes option pricing model and paid upon closing of Corillian’s initial public offering. This warrant is outstanding as of December 31, 2002.

(c)	2000 Employee Stock Purchase Plan

      In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the ESPP) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. Corillian reserved a total of 333,333 shares of common stock for issuance under the ESPP. All Corillian employees are eligible if they typically work over 20 hours per week and do not own five percent or more of Corillian’s voting stock. At Corillian’s Annual Meeting of Shareholders in May 2001, Corillian’s shareholders approved an amendment to increase the number of shares authorized for issuance pursuant to the ESPP from 333,333 to 400,000. On January 1, 2002, the number of shares authorized for issuance under the ESPP automatically increased, pursuant to provisions included in the ESPP, from 400,000 to 733,333. As of December 31, 2002, 155,719 shares were available for issuance under the ESPP.

      Offering periods commence on February 1 and August 1 each year and have a 24 month duration. Each offering period consists of four consecutive purchase periods of six months’ duration, except that the last date of the first purchase period was July 31, 2000.

      Participants purchase common stock on the last day of each purchase period. The purchase price is the lesser of 85% of the fair market value of the common stock on the first day of an offering period or 85% of the fair market value of the common stock on the purchase date, except that the purchase price for the first offering period was equal to the lesser of 100% of the initial public offering price and 85% of the fair market value of the common stock on the purchase date.

      If the fair market value of Corillian’s common stock on any purchase date of an offering period is less than the fair market value of Corillian’s common stock on the first day of the offering period, then every participant shall automatically (a) be withdrawn from the offering period at the close of the purchase date and after the acquisition of the shares of Corillian’s common stock for the purchase period and (b) be enrolled in the offering period commencing on the first business date subsequent to the purchase period.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per share weighted-average fair value, as determined by applying the valuation methodology prescribed in FASB Technical Bulletin 97-1 to the ESPP in 2000, 2001 and 2002, was $4.19, $2.54 and $0.72, respectively, using the following assumptions:

	Year Ended December 31,

	2000	2001	2002

Risk free interest rate	5.5%	4.09%	3.10%
Expected volatility	100%	100%	100%
Expected life in years	6-24 months	6-24 months	6-24 months
Dividend yield	—	—	—

(7)	1997 and 2000 Stock Option Plans

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

      In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (the 2000 Plan) and reserved 4,000,000 shares of common stock for issuance of stock options to employees, officers, directors, consultants or advisors under the 2000 Plan. At Corillian’s Annual Meeting of Shareholders in May 2001, Corillian’s shareholders approved an amendment to increase the number of shares authorized for issuance pursuant to the 2000 Plan from 4,000,000 to 5,000,000. Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares generally vest over a period of four years following the date of grant. Options generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. On January 1, 2002, the number of shares authorized for issuance under the 2000 Plan automatically increased, pursuant to provisions included in the 2000 Plan, from 5,000,000 to 5,352,956.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity under the 1997 and 2000 Plans was as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance December 31, 1999	3,619,224	$0.84
Granted	3,968,438	9.59
Exercised	(1,220,160)	(0.62)
Cancelled	(541,295)	(4.16)

Balance December 31, 2000	5,826,207	6.54
Granted	1,798,088	5.43
Exercised	(608,573)	(1.12)
Cancelled	(963,802)	(5.33)

Balance December 31, 2001	6,051,920	6.93
Granted	1,290,550	2.69
Exercised	(359,857)	(0.63)
Cancelled	(3,097,417)	(8.72)

Balance December 31, 2002	3,885,196	$4.69

      The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Exercisable	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Of Shares	Life	Price	Of Shares	Price

$0.15-1.88	889,961	2.73	$1.19	742,336	$1.15
1.96-2.85	910,750	9.12	2.80	6,125	2.58
2.95-3.77	929,992	7.34	3.53	516,183	3.62
3.81-12.50	961,462	8.02	8.44	424,751	8.68
12.69-19.50	193,031	7.45	16.86	120,326	16.95

$0.15-19.50	3,885,196	6.86	$4.69	1,809,721	$4.68

      As of December 31, 2002, 2,566,140 shares were available for grant.

      During the fourth quarter of 2002, Corillian cancelled 890,000 options of a member of its Board of Directors. The options had exercise prices ranging from $2.85 to $19.25 per share. In exchange for the cancelled options, Corillian issued 30,000 shares of restricted stock, which vest over one year. Corillian recorded $45,000 of deferred stock-based compensation associated with this grant of restricted stock, which is being amortized to expense over the vesting period.

      During 2000, the Company issued 6,667 stock options to non-employees. The fair value of these stock options measured at the time of grant, using the Black-Scholes option pricing model and applying the assumptions in the table below, totaled $125,000. This amount, which was included in deferred stock-based compensation, was to be amortized over the stock option vesting period. During 2000, Corillian accelerated the vesting period of these options and, as such, re-measured the fair value of these options and recorded compensation expense equal to the difference between the total compensation expense calculated after the

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options were remeasured less previously recognized compensation expense. Amortization of stock-based compensation related to these options was $259,000, $0 and $0 for the years ended December 31, 2000, 2001 and 2002, respectively.

      The per share weighted average grant date fair value, as reflected in Note 1, as determined by applying the Black-Scholes option pricing model to stock options granted under the 1997 and 2000 Plans, was $7.40, $3.81 and $1.90 during the years ended December 31, 2000, 2001 and 2002, respectively, using the following weighted-average assumptions:

	Year Ended
	December 31,

	2000	2001	2002

Risk free interest rate	5.5%	4.09%	3.10%
Expected volatility	100%	100%	100%
Expected life in years	3.85	3.93	3.99
Dividend yield	—	—	—

(8) Commitments and Contingencies

     (a) Litigation

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

      In October 2002, Corillian and KeyBank settled this dispute. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $745,000. Corillian paid $1.4 million of the cash to KeyBank during the fourth fiscal quarter of 2003. Corillian will pay $250,000 and $175,000 to KeyBank on November 16, 2003 and 2004, respectively. Corillian issued the shares of common stock during the fourth fiscal quarter of 2002. Corillian agreed to allow KeyBank to include its shares in any registration statements Corillian may file with the Securities and Exchange Commission during the 12 months following the date of the settlement. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

     (b) Royalty

      Subject to the purchase agreement relating to the right to license software, Corillian agreed to pay Checkfree Corporation a royalty of 7% of gross revenues on a quarterly basis for five years or up to a maximum of $1.75 million. Corillian had the option to pre-pay any unpaid portion of the $1.75 million at present value at any time prior to the end of the royalty period. Royalties were charged to cost of revenues in the accompanying consolidated financial statements. Corillian completed its requirements under the royalty agreement during

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 and paid the entire royalty obligation. Corillian recorded $935,000, $0 and $0 in royalty expenses for the years ended December 31, 2000, 2001 and 2002, respectively.

     (c) 401(k) Plan

      Corillian maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pre-tax basis, subject to maximum limits on contributions set forth by the Internal Revenue Service. Corillian’s contributions are equal to 50% of a participant’s contribution, up to a maximum of 6% of the participant’s annual compensation. Under this plan, Corillian made contributions of $332,000, $429,000 and $358,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

     (d) Lease Obligations

      Corillian is obligated under capital lease agreements for computer and other equipment that expire over the next four years. Gross amounts of property and equipment and related accumulated depreciation recorded under capital leases are as follows at December 31:

	2001	2002

	(in thousands)
Computer and other equipment	$1,294	$1,416
Less accumulated depreciation	(478)	(841)

	$816	$575

      Corillian also has noncancelable operating leases, primarily for facilities and computer and other equipment, which expire over the next seven years. Rental expense under operating leases was $1.2 million, $3.7 million and $3.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      Future minimum lease payments on operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year ending December 31:
2003	$419	$3,037
2004	21	3,108
2005	11	2,851
2006	3	2,881
2007	—	2,198

Total minimum lease payments	454	$14,075

Less amounts representing interest	(42)

Present value of minimum lease payments	412
Less current portion	(380)

Long-term portion of minimum lease payments	$32

     (e) Lines of credit

      In January 2000, Corillian obtained a $3.0 million equipment line of credit with a financial institution, of which approximately $571,000 was outstanding at December 31, 2002. Borrowings under this arrangement

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bear interest at an effective rate of 17.2% per annum. Under this line of credit, Corillian is obligated to make fixed monthly payments of approximately $98,000 through March 2003 and a final balloon payment of approximately $302,000 in April 2003.

      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution, of which approximately $2.9 million was outstanding at December 31, 2002. No credit was available under this line of credit as of December 31, 2002. Borrowings under this arrangement bear interest at an effective rate of 7.9% to 8.6% per annum. Under this line of credit, Corillian is obligated to make fixed monthly payments of approximately $123,000 through January 2005 and two monthly payments thereafter of $29,000 through March 2005. Under this line of credit, Corillian must comply with affirmative covenants that require Corillian to maintain a specified tangible net worth and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of December 31, 2002. Certain assets of Corillian secure borrowings under both of these arrangements.

      Long-term debt was as follows at December 31:

	2001	2002

	(in thousands)
Line of credit facility due 2003 with an interest rate of 17.2% at December 31, 2002	$1,554	$571
Line of credit facility due 2005 with an interest rates of 7.9% to 8.6% at December 31, 2002	4,042	2,862

	5,596	3,433
Less current portion	(2,185)	(1,865)

	$3,411	$1,568

     (f) Ted Spooner severance

      In connection with Ted Spooner’s departure as Chief Executive Officer in October 2002, Corillian entered into an agreement with Mr. Spooner, which requires Corillian to pay Mr. Spooner a severance payment of approximately $600,000. $300,000 is due upon termination of the agreement or Mr. Spooner’s termination of employment as Chief Corporate Strategist, and $300,000 of which is due in four equal quarterly installments beginning 90 days after such termination. Mr. Spooner’s agreement terminates on April 7, 2003. During the three-month period ended December 31, 2002, Corillian recorded expense of $300,000 in general and administrative expense related to this severance agreement. Corillian will recognize an additional $300,000 in expense related to this severance agreement during the three-month period ended March 31, 2003.

     (g) Indemnification

      Corillian’s product license and services agreements include a limited indemnification provision for claims from third-parties relating to Corillian’s intellectual property. Such indemnification provisions are accounted for in accordance with Statement No. 5. The indemnification is limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

(9) Segment Information

      Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. Statement No. 131 also establishes standards for related disclosures about products and services and geographic areas.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. Corillian’s chief operating decision maker, as defined under Statement No. 131, is its chief executive officer.

     (a) Geographic Information

      Corillian derives its revenue from a single operating segment, providing electronic finance software and applications. Revenue is generated in this segment through software license and service arrangements.

      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Our results of operations for the year ended December 31, 2000, 2001 and 2002 include approximately $2.2 million, $13.5 million and $6.0 million, respectively, of expense relating to our international operations. Our international operations generated approximately $9.2 million and $826,000, respectively, of revenue during the years ended December 31, 2001 and 2002. Corillian International, Ltd., our sole wholly-owned international subsidiary formed in 2000, did not generate any revenues during the year ended December 31, 2000. In 2002, Corillian closed its office in London, England, and elected to pursue international sales primarily through strategic partners and value added resellers.

     (b) Major Customers

      Revenues from Corillian’s major customers, accounting for more than 10% of consolidated revenue in a particular year, are as follows:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Customer A	$7,282	$—	$—
Customer B	—	8,682	4,341

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

      Revenues derived from the Company’s licenses and services are as follows:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
License and professional services	$29,606	$49,240	$30,623
Post-contractual support	841	3,366	6,904
Hosting	406	1,242	1,614

	$30,853	$53,848	$39,141

(10) Related Party Transactions

      In December 1999, Corillian entered into a software license and services arrangement totaling $4.5 million, with a holder of Series C preferred stock. Upon Corillian’s initial public offering in April 2000, the

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C preferred stock converted into common stock. Corillian recognized $2.0 million, $531,000 and $463,000 in revenues for the years ended December 31, 2000, 2001 and 2002, respectively, in connection with this arrangement. At December 31, 2001 and 2002, accounts receivable from this customer was $728,000 and $1,000, respectively. At December 31, 2001 and 2002, deferred revenue from this customer was $362,000 and $362,000, respectively, and revenue in excess of billing was $31,000 and $0, respectively.

      In April 2000, Corillian entered into a software license and services arrangement totaling $3.0 million, with a holder of common stock, which was issued in a private placement that occurred concurrently with Corillian’s initial public offering in April 2000. Corillian recognized $655,000, $2.5 million and $412,000 in revenues for the years ended December 31, 2000, 2001 and 2002, respectively, in connection with this arrangement. At December 31, 2001 and 2002, accounts receivable from this customer was $569,000 and $0, respectively. At December 31, 2001 and 2002, deferred revenue from this customer was $476,000 and $494,000, respectively, and revenue in excess of billing was $163,000 and $0, respectively.

(11) Acquisitions

     (a) InterTech Systems, Inc.

      In April 2000, Corillian issued an aggregate of 138,638 shares of its common stock to acquire InterTech Systems, Inc. (InterTech), a Minnesota corporation, which was a developer of data aggregation intellectual property and technology. Of the 138,638 shares of Corillian common stock issued, 69,319 of these shares were held in escrow for one year to secure the indemnification obligations of the InterTech shareholders. Following the provisions of Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, Corillian recorded $1.3 million in research and development expenses consisting of $1.1 million relating to the 138,638 shares issued to InterTech and $228,000 for consulting and other services relating to the acquisition, during 2000, in connection with the InterTech transaction.

     (b) Hatcher Associates Inc.

      In November 2000, Corillian acquired Hatcher Associates Inc. (Hatcher), a software integration, implementation and consulting company focused on applications for consumer banking. Under the terms of the Stock Purchase Agreement dated November 24, 2000, between Hatcher and Corillian, approximately 1.9 million shares of Corillian Common Stock were issued or reserved for issuance for all outstanding shares of Hatcher. Corillian also assumed outstanding options for 212,700 shares of the common stock of Hatcher, which converted into fully vested options for 41,581 shares of Corillian common stock. As a result of the purchase, Hatcher became a wholly-owned subsidiary of Corillian. Corillian has since changed Hatcher’s name to Corillian Services, Inc.

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

      The following unaudited pro forma financial information combines the results of operations of Corillian and Hatcher assuming the purchase of Hatcher was consummated at the beginning of the periods presented. The pro forma results are not necessarily indicative of what would have occurred if the purchase had been in effect for the period presented (in thousands, except per share data).

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000

Revenues	$44,491
Net loss	(41,060)
Basic and diluted net loss per share	(1.53)

      In the fourth quarter of 2001, Corillian determined that the goodwill and other intangible assets associated with Hatcher’s business were impaired. See Note 12 for further discussion of this asset impairment.

(12) Restructuring and Impairment Charges

      During the fourth quarter of 2001, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions and termination benefits have been communicated to the affected employees. The restructuring actions taken in 2001 included the reorganization of operational and management responsibilities and closure of Corillian Services, Inc.’s (formerly Hatcher Associates Inc.) Los Angeles headquarters. These actions resulted in a net reduction of worldwide headcount of 125, of which 41 were employees of Hatcher. Restructuring charges recorded in connection with these actions totaled $1.3 million and consisted of severance-related costs of $1.2 million, $90,000 in losses recognized on the sale of equipment, and lease cancellation costs of $27,000. The restructuring effort was substantially completed by December 31, 2001. Of the cash restructuring charges of $1.0 million, approximately $889,000 were paid in 2001 and the remainder were paid during the first half of 2002.

      During the second quarter of 2002, Corillian initiated additional restructuring actions to further improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions and termination benefits have been communicated to the affected employees. These actions resulted in a net reduction of worldwide headcount by 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these restructuring charges, approximately $398,000 were paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 was paid during the three-month period ended September 30, 2002.

      The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances for the year ended December 31, 2002:

		Non-Cash
	Accruals	Charges	Total Charges

	(In thousands)
Severance-related payments	$1,017	$200	$1,217
Losses on sale of equipment	—	90	90
Lease cancellation costs	27	—	27

	$1,044	$290	$1,334
Cash payments during 2001	(889)

Accrued restructuring charges at December 31, 2001	155
Severance-related accruals in 2002	682
Cash payments during 2002	(837)

Accrued restructuring charges at December 31, 2002	$—

      During 2001, in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management reviewed the goodwill and other intangible

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset balances for impairment as Hatcher’s operating results and forecasted future results indicated the carrying amount of these assets may not be recoverable. The impairment analysis was based on projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of goodwill and other intangible assets associated with the business. Consequently, in the fourth quarter of 2001, Corillian determined that the goodwill and other intangible assets were impaired and Corillian recorded a $16.8 million impairment of the entire goodwill and other intangible asset balance.

(13) Quarterly Financial Information — Unaudited

      A summary of quarterly financial information follows (in thousands, except per share data):

	Quarter Ended 2001

	March 31	June 30	September 30	December 31

Total revenues	$13,690	$15,213	$15,031	$9,914
Gross profit	5,386	6,706	7,230	4,169
Loss from operations	(10,339)	(8,290)	(6,089)	(24,280	)(1)
Net loss	(10,063)	(8,299)	(6,263)	(24,676)
Net loss per share, diluted and basic	(0.29)	(0.24)	(0.18)	(0.71)

	Quarter Ended 2002

	March 31	June 30	September 30		December 31

Total revenues	$10,063	$8,981	$10,038		$10,059
Gross profit	4,740	3,887	4,984		5,108
Loss from operations	(3,755)	(5,736)	(5,218	)(2)	(1,201)
Net loss	(4,030)	(6,123)	(5,639)		(1,465)
Net loss per share, diluted and basic	(0.11)	(0.17)	(0.16)		(0.04)

      The four quarters for net loss per share may not add for the year because of the different number of shares outstanding during the year.

(1)	Corillian recorded restructuring and impairment charges of $18,097 during the quarter ended December 31, 2001.

(2)	Corillian recorded a litigation settlement charge of approximately $2,580 during the quarter ended September 30, 2002.