Form 10-Q
period 2003-03-31
CORILLIAN CORP
filed 2003-05-15
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION

(Exact name of registrant as specified in its charter)

OREGON	91-1795219
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3400 NW John Olsen Place Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)

(503) 629-3300
(Registrant’s telephone number)

Indicate by check mark whether the Regisrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 5, 2003 was 36,289,275 shares.

CORILLIAN CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	December 31,	March 31,
	2002 (1)	2003

Assets
Current assets:
Cash and cash equivalents	$16,721	$21,447
Restricted cash	1,003	1,007
Investments	910	—
Accounts receivable, net	3,987	4,256
Revenue in excess of billings	1,542	1,191
Other current assets	3,276	3,337

Total current assets	27,439	31,238
Property and equipment, net	8,376	7,376
Investment in joint venture	1,074	1,675
Other assets	590	536

Total assets	$37,479	$40,825

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,868	$3,781
Deferred revenue	13,981	19,319
Current portion of capital lease obligations	380	285
Current portion of long-term borrowings	1,865	1,321
Other current liabilities	1,421	985

Total current liabilities	21,515	25,691
Capital lease obligations, less current portion	32	19
Long-term borrowings, less current portion	1,568	1,125
Other long-term liabilities	1,243	1,198

Total liabilities	24,358	28,033

Shareholders’ equity:
Common stock	126,141	126,227
Deferred stock-based compensation	(35)	—
Accumulated other comprehensive income	49	40
Accumulated deficit	(113,034)	(113,475)

Total shareholders’ equity	13,121	12,792

Total liabilities and shareholders’ equity	$37,479	$40,825

(1)	Derived from Corillian’s audited consolidated financial statements as of December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended March 31,

	2002	2003

Revenues	$10,063	$10,848
Cost of revenues	5,323	5,061

Gross profit	4,740	5,787

Operating expenses:
Sales and marketing	3,277	1,833
Research and development	1,862	1,730
General and administrative	3,031	2,196
Amortization of deferred stock-based compensation	325	35

Total operating expenses	8,495	5,794

Loss from operations	(3,755)	(7)
Other expense, net	(275)	(434)

Net loss	$(4,030)	$(441)

Basic and diluted net loss per share	$(0.11)	$(0.01)
Shares used in computing basic and diluted net loss per share	35,181	36,237

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Three-Month Period Ended March 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(4,030)	$(441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,290	1,053
Amortization of deferred stock-based compensation	325	35
Equity in losses of joint venture	158	399
Provision for (recovery of) bad debts	619	(60)
Changes in operating assets and liabilities:
Restricted cash	—	(4)
Accounts receivable	766	(205)
Revenue in excess of billings	(239)	351
Other assets	37	(24)
Accounts payable and accrued liabilities	(499)	(86)
Deferred revenue and other liabilities	1,833	4,857

Net cash provided by operating activities	260	5,875

Cash flows from investing activities:
Purchase of property and equipment	(168)	(53)
Proceeds from the maturities of investments	805	910
Investment in joint venture	—	(1,000)

Net cash provided by (used in) investing activities	637	(143)

Cash flows from financing activities:
Proceeds from the issuance of common stock	290	86
Repayments of long-term borrowings	(517)	(987)
Principal payments on capital lease obligations	(113)	(108)

Net cash used in financing activities	(340)	(1,009)

Effect of exchange rate fluctuations on cash and cash equivalents	4	3

Increase in cash and cash equivalents	561	4,726
Cash and cash equivalents at beginning of period	15,798	16,721

Cash and cash equivalents at end of period	$16,359	$21,447

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 21, 2003.

     The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     The preparation of unaudited condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(2) Principles of Consolidation

     The unaudited condensed consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian Services, Inc. and Corillian South Asia Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Customers are billed in accordance with contractual specifications. Corillian records the unrecognized portion of billable fees as deferred revenue. Revenues recognized in excess of contractual billing terms are recorded as revenue in excess of billings.

     For certain projects, ultimate recoverability is questionable due to inherent hazards. Pursuant to SOP No. 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenue and cost, measured on the basis of performance during the period, are presented in Corillian’s condensed consolidated statements of operations. Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied this “zero profit” methodology to one existing project. The total project value for this contract is approximately $2.1 million. Revenue and expense recognized from this project accounted for under the “zero profit” methodology during the three-month period ended March 31, 2003, was approximately $288,000.

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

(4) Concentration of Credit Risk

     Results of operations are substantially derived from United States operations and substantially all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenue during the three-month periods ended March 31, 2002 and 2003. A majority of Corillian’s revenue is generated from the financial services industry. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is new, intensely competitive, highly fragmented and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of March 31, 2002, one customer accounted for 15% of consolidated accounts receivable. Two customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of March 31, 2002. These customers, in total, accounted for approximately 79% of Corillian’s consolidated revenue in excess of billing balance as of March 31, 2002.

     As of March 31, 2003, three customers individually accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 66% of Corillian’s consolidated accounts receivable balance as of March 31, 2003. Two customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of March 31, 2003. These customers, in total, accounted for approximately 56% of Corillian’s consolidated revenue in excess of billing balance as of March 31, 2003.

     Corillian is also subject to concentrations of credit risk from its cash and cash equivalents and investments. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with major financial institutions and by investing in investment-grade securities.

(5) Comprehensive Income

     Corillian has adopted the provisions of Statement No. 130, Reporting on Comprehensive Income. Comprehensive income is defined as changes in shareholders’ equity (deficit) exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income for Corillian and have not been material to Corillian’s financial position or results of operations.

(6) Supplemental Disclosures of Cash Flow Information

	For the Three-Month Period Ended

	March 31, 2002	March 31, 2003

	(in thousands)

Cash paid during the period for:
Interest	$165	$83
Taxes	7	—

Supplemental diclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	112	—

(7) Stock-Based Compensation

     As of March 31, 2003, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the date of grant. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value of the underlying common stock. Corillian recorded no deferred stock-based compensation during the three-month periods ended March 31, 2002 and 2003. Expense associated with stock-based compensation recorded in prior periods is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

     The following table illustrates the effect on net loss and net loss per share if Corillian had applied the fair value recognition provisions of Statement No. 123, to stock-based employee compensation.

	For the Three-Month Period Ended

	March 31, 2002	March 31, 2003

	(in thousands, except per share data)
Net loss, as reported	$(4,030)	$(441)
Add: Stock-based compensation expense determined under APB No. 25	325	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,148)	(884)

Proforma net loss	$(5,853)	$(1,290)

Net loss per share:
Basic & diluted — as reported	$(0.11)	$(0.01)
Basic & diluted — pro forma	$(0.17)	$(0.04)

(8) Net Loss Per Share

     Corillian computes net loss per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of Statement No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period.

     The following table sets forth the weighted-average shares of common stock issuable under stock options using the treasury stock method, which have exercise prices that are less than the average fair market value of the underlying common stock for the periods presented below, but which are not included in calculating net loss per share due to their antidilutive effect for the periods indicated:

	For the Three-Month Period Ended

	March 31, 2002	March 31, 2003

Shares issuable under stock options	713,100	97,384

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended

	March 31, 2002	March 31, 2003

Shares issuable under stock options	4,277,495	3,494,045
Shares issuable under a warrant	250,000	250,000

	4,527,495	3,744,045

(9) Stock-Based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three-Month Period Ended

	March 31, 2002	March 31, 2003

	(in thousands)
Cost of revenues	$55	$7
Sales and marketing	151	14
Research and development	25	5
General and administrative	94	9

	$325	$35

(10) Segment Information

     Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. Statement No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Corillian’s chief operating decision maker, as defined under Statement No. 131, is its chief executive officer.

     (a)  Geographic Information

Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the three-month periods ended March 31, 2002 and 2003 include approximately $2.2 million and $178,000, respectively, of direct operating expenses related to its international operations, primarily Europe. Corillian’s international operations generated a total of approximately $323,000 and $132,000, respectively, of its consolidated revenues during the three-month periods ended March 31, 2002 and 2003. In 2002, Corillian closed its office in London, England, and elected to pursue international sales primarily through resellers and selective direct sales efforts.

     (b)  Revenues

Corillian derives its revenue from a single operating segment, providing electronic finance software and services. Revenue is generated in this segment through software license and professional service arrangements. Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended

	March 31, 2002	March 31, 2003

	(in thousands)
License and professional services	$8,141	$8,251
Post-contractual customer support	1,459	2,135
Hosting	463	462

	$10,063	$10,848

(11) Commitments and Contingencies

(a)	Litigation

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

     In October 2002, Corillian and KeyBank settled a legal dispute. As part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $745,000. Corillian paid $1.4 million of the cash to KeyBank during the fourth fiscal quarter of 2002. Corillian will pay $250,000 and $175,000 to KeyBank on November 16, 2003 and 2004, respectively. Corillian issued the shares of common stock during the fourth fiscal quarter of 2002. Corillian agreed to allow KeyBank to include its shares in any registration statements Corillian may file with the Securities and Exchange Commission during the 12 months following the date of the settlement. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

(b)	Ted Spooner severance

     In connection with Ted Spooner’s departure as Chief Executive Officer in October 2002, Corillian entered into an agreement with Mr. Spooner that required Corillian to pay Mr. Spooner a severance payment of approximately $600,000. $300,000 of expense related this severance agreement was recognized as general and administrative expense during the three-month period ended March 31, 2003. The remaining $300,000 of expense related to this severance agreement was recognized as general and administrative expense during the three-month period ended December 31, 2002. In April 2003, Corillian paid the severance payment to Mr. Spooner. Effective May 7, 2003, Mr. Spooner is neither a director nor employee of Corillian.

(c)	Restricted cash and escrow receivable

     During the third quarter of 2002, Corillian deposited $1.6 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer. This escrow receivable was recorded as a component of other current assets as of March 31, 2003. Corillian also agreed to deposit $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002 and was classified as restricted cash as of March 31, 2003. These funds will become unrestricted upon the successful completion of this customer’s project. If Corillian fails to meet specified milestones for this customer project, Corillian will be obligated to deposit an additional $1.7 million into the escrow account. The customer has informed Corillian that it believes that Corillian has failed to meet certain of the applicable milestones and has demanded that Corillian deposit an additional $1.7 million into the escrow account. Corillian believes it has met, and will continue to meet, the required milestones, and is working with the customer to resolve the matter. If these efforts are unsuccessful, Corillian may be required to make the additional $1.7 million deposit. If it is determined that Corillian failed to meet a specified milestone, the customer might elect to try to recover all amounts on deposit in the escrow account in addition to any amounts it believes should have been deposited in the escrow account, in which case Corillian would either lose its rights to these funds or be involved in litigation with the customer over its respective rights and obligations under the applicable contracts.

(d) Operating lease

     In May 2003, Corillian vacated a portion of its corporate headquarters in Hillsboro, Oregon. Corillian is currently evaluating its options with respect to identifying a sub-lessee for all or part of this office space. Depending on the outcome of this process, Corillian may be required to record a loss under the provisions of Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with Corillian’s Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Corillian’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 21, 2003.

Overview

     Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, web content management and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a packaged Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to scale to support millions of users. Corillian’s current Corillian Voyager customers include JP Morgan Chase, Bank One, Wachovia Bank and SunTrust Bank.

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

     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has incurred net losses in each quarter of operation since inception and has accumulated a deficit of $113.5 million as of March 31, 2003. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and costs of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

     During the three-month period ended March 31, 2002, three customers individually accounted for more than 10% of consolidated revenue and, in total, these three customers accounted for approximately 37% of consolidated revenue. During the three-month period ended March 31, 2003, two customers individually accounted for more than 10% of consolidated revenue and, in total, these two customers accounted for approximately 31% of consolidated revenue.

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

     For certain projects, ultimate recoverability is questionable due to inherent hazards. Pursuant to SOP No. 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenue and cost, measured on the basis of performance during the period, are presented in Corillian’s condensed consolidated statements of operations.

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

Results of Operations

Revenues

     Revenues increased from $10.1 million for the three-month period ended March 31, 2002, to $10.8 million for the three-month period ended March 31, 2003. This increase in revenues is primarily due to an increase in maintenance revenue of approximately $676,000. This increase in maintenance revenue is primarily due to an increased number of active maintenance customers, as well as improved pricing associated with maintenance contracts, as compared with the comparable period in fiscal 2002.

     Corillian’s international operations contributed approximately $323,000 to Corillian’s consolidated license and service revenue for the three-month period ended March 31, 2002, as compared with approximately $132,000 to Corillian’s consolidated license and service revenue for the three-month period ended March 31, 2003. This reduction was the result of licensing software and performing professional services for fewer international customers. Because of the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002 and the subsequent reduction in employees throughout Corillian’s international operations, Corillian does not expect its international operations to generate significant revenue during fiscal 2003. Corillian is pursuing ways in which to increase revenue derived from its international operations through resellers and selective direct sales efforts. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenue from international operations will comprise a significant percentage of its consolidated revenue.

     Corillian Services, Inc. contributed $962,000 to Corillian’s consolidated license and service revenue for the three-month period ended March 31, 2002, as compared with approximately $119,000 to Corillian’s consolidated license and service revenue for the three-month period ended March 31, 2003. This reduction was the result of Corillian Services, Inc. performing services on fewer projects for third-party customers. As part of Corillian’s restructuring actions during the fourth quarter of 2001, Corillian Services, Inc. closed its Los Angeles headquarters and reduced its headcount by 41 professional services personnel. Corillian anticipates that revenue from Corillian Services, Inc. in 2003 will be significantly lower as compared with the revenues from Corillian Services, Inc. during fiscal 2002.

     As of March 31, 2003, Corillian had a backlog of unfilled orders of $41.2 million, as compared to a backlog of $38.1 million as of December 31, 2002. Backlog increased during the three-month period ended March 31, 2003, as a result of contracts signed with existing customers during the quarter. During the three-month period ended March 31, 2003, Corillian did not sign any contracts with new customers.

     Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenue to be recognized in any given future period. For example, some of the fees reflected in backlog may be accounted for as funded research and development, depending on the nature of the work to be performed by Corillian. There are many factors that would impact Corillian's filling of backlog, such as Corillian's progress in completing projects for its customers, Corillian's customers' meeting anticipated schedules for customer-dependent deliverables and Corillian's customers' satisfying their contractual obligations. Corillian provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenue in any given period.

Cost of Revenues

     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for post-contractual customer support. Cost of revenues decreased from $5.3 million for the three-month period ended March 31, 2002, to $5.1 million for the three-month period ended March 31, 2003. Gross profit increased as a percentage of revenues from 47% for the three-month period ended March 31, 2002, to 53% for the three-month period ended March 31, 2003.

     This decrease in cost of revenues in absolute dollars was primarily due to a reduction in the number of our professional services personnel from 148 at March 31, 2002, to 123 at March 31, 2003. This decrease was mainly a result of our restructuring actions to improve operational efficiency during the second quarter of 2002 and Corillian Services, Inc. performing services on fewer projects for third-party customers. The increase in gross profit as a percentage of revenue is mainly attributable to improved margins on post-contractual customer support and hosting services.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and sales support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses decreased from $3.3 million for the three-month period ended March 31, 2002, to $1.8 million for the three-month period ended March 31, 2003.

     This decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency during the second quarter of 2002. Corillian decreased the number of its sales and marketing personnel from 58 at March 31, 2002, to 25 at March 31, 2003. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, direct international and Corillian Services, Inc. sales and marketing expenses decreased approximately $938,000 and $114,000, respectively, for the three-month period ended March 31, 2003, as compared with the three-month period ended March 31, 2002. This decrease was also attributable to a decrease of approximately $392,000 in domestic sales and marketing expenses for the three-month period ended March 31, 2003, as compared with the three-month period ended March 31, 2002.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses decreased from $1.9 million for the three-month period ended March 31, 2002, to $1.7 million for the three-month period ended March 31, 2003.

     This decrease was mainly due to Corillian’s restructuring actions during the second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its research and development personnel from 61 at March 31, 2002, to 51 at March 31, 2003. This decrease would have been greater if not for the impact of approximately $290,000 of funded research and development recorded as a reduction of research and development expense during the three-month period ended March 31, 2002.

     Research and development expenses, to a certain extent, could fluctuate in future periods due to the additional funding of Corillian’s research and development activities by customers accounted for under the provisions of Statement No. 68, Research and Development Arrangements, as well as internal funding for the development of new products and enhancements to existing products and the use of Corillian’s research and development personnel to provide services for its customers, which may result in an increase in cost of revenues and a decrease in research and development expenses.

     General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expense and other general corporate expenses. General and administrative expenses decreased from $3.0 million for the three-month period ended March 31, 2002, to $2.2 million for the three-month period ended March 31, 2003.

     This decrease was mainly due to a decrease of approximately $1.1 million in international general and administrative expenses for the three-month period ended March 31, 2003, as compared with the three-month period ended March 31, 2002. This decrease in international general and administrative expenses was primarily due to approximately $619,000 of bad debt expense recognized during the three-month period ended March 31, 2002 due to an uncollectible customer receivable, as well as cost savings realized from the restructuring actions implemented during the second quarter of 2002 throughout Corillian’s international operations.

     This decrease was partially offset by $300,000 in domestic general and administrative expense related to Ted Spooner’s severance agreement recorded during the three-month period ended March 31, 2003. In connection with Mr. Spooner’s departure as Chief Executive Officer in October 2002, Corillian entered into an agreement with Mr. Spooner that required Corillian to pay Mr. Spooner a severance payment of approximately $600,000. The remaining $300,000 of expense related to this severance agreement was recognized as general and administrative expense during the three-month period ended December 31, 2002. In April 2003, Corillian paid the severance payment to Mr. Spooner. Effective May 7, 2003, Mr. Spooner is neither a director nor employee of Corillian.

     Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. Amortization of deferred stock-based compensation decreased from $325,000 for the three-month period ended March 31, 2002, to $35,000 for the three-month period ended March 31, 2003. All deferred stock-based compensation has been amortized as of March 31, 2003.

Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of earnings and losses in e-Banc, LLC, and other miscellaneous items. Other expense, net, increased from $275,000 for the three-month period ended March 31, 2002, to $434,000 for the three-month period ended March 31, 2003. This increase was mainly the result of a $241,000 increase in

Corillian’s proportionate share of e-Banc’s net loss during the three-month period ended March 31, 2003, as compared to the three-month period March 31, 2002. This increase was partially offset by a decrease in interest expense of approximately $83,000 during the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002, as Corillian continued to pay down its capital lease and line of credit obligations.

Liquidity and Capital Resources

     As of March 31, 2003, Corillian had $22.5 million in cash, cash equivalents, restricted cash and short-term investments consisting of cash, commercial paper and taxable municipal bonds with original maturities from 0 to 90 days, as compared to $18.6 million as of December 31, 2002. In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution of which approximately $2.4 million was outstanding at March 31, 2003. No credit was available under this line of credit as of March 31, 2003. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of March 31, 2003. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to repay all of its outstanding indebtedness under this line of credit.

     Net cash provided by operating activities was $260,000 and $5.9 million for the three-month periods ended March 31, 2002 and 2003, respectively. The increase in net cash provided by operations resulted primarily from a decrease in net loss net of non-cash expenses including depreciation, amortization of deferred stock-based compensation, and bad debt expense, as well as an increase in deferred revenue. In the first quarter of 2003, Corillian signed an expanded licensing contract with one of its larger customers to provide the customer with enhanced ability to use Corillian’s solutions across its enterprise and growing user base. Corillian received a substantial license fee payment during the first quarter of 2003 under this contract, which significantly increased Corillian’s cash and cash equivalents and deferred revenue balances as of March 31, 2003. Corillian anticipates that substantially all of the revenue from this contract will be recognized over the next 12 to 18 months.

     Net cash provided by investing activities was $637,000 for the three-month period ended March 31, 2002. Net cash used in investing activities was $143,000 for the three-month period ended March 31, 2003. This increase in net cash used in investing activities resulted primarily from an additional $1.0 million cash contribution to e-Banc, which was partially offset during the quarter by proceeds from the maturities of short-term investments of approximately $910,000.

     Net cash used in financing activities was $340,000 and $1.0 million for the three-month periods ended March 31, 2002 and 2003, respectively. This increase in net cash used in financing activities was primarily due to an increase of $465,000 in payments made on long-term obligations, including capital leases, during the three-month period ended March 31, 2003, compared to the three-month period ended March 31, 2002, as well as a reduction of $204,000 in proceeds received from the issuance of common stock under stock options and Corillian’s employee stock purchase plan during the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002.

     Working capital decreased from $5.9 million as of December 31, 2002, to $5.5 million as of March 31, 2003. This decrease was primarily attributable to an increase in deferred revenue of $5.3 million, which was partially offset by a net increase in cash, cash equivalents, restricted cash and short-term investments of approximately $3.8 million and a decrease in the current portions of Corillian’s capital lease obligations and line of credit borrowings of approximately $639,000.

     Corillian had no material financial obligations as of March 31, 2003, other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to pay Key Bank approximately $425,000 in cash with payments of $250,000 and $175,000 on November 16, 2003 and 2004, respectively, and pay Ted Spooner $600,000 in accordance with his severance agreement. Corillian paid Mr. Spooner his $600,000 severance payment in April 2003.

     During the third quarter of 2002, Corillian deposited $1.6 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer. This escrow receivable was recorded as a component of other current assets as of March 31, 2003. Corillian also agreed to deposit $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002 and was classified as restricted cash as of March 31, 2003. These funds will become unrestricted upon the successful completion of this customer’s project. If Corillian fails to meet specified milestones for this customer project, Corillian will be obligated to deposit an additional $1.7 million into the escrow account. The customer has informed Corillian that it believes that Corillian has failed to meet certain of the applicable milestones and has demanded that Corillian deposit an additional $1.7 million into the escrow account. Corillian believes it has met, and will continue to meet, the required milestones, and is working with the customer to resolve the matter. If these efforts are unsuccessful, Corillian may be required to make the additional $1.7 million deposit. If it is determined that Corillian failed to meet a specified milestone, the customer might elect to try to recover all amounts on deposit in the escrow account in addition to any amounts it believes should have been deposited in the escrow account, in which case Corillian would either lose its rights to these funds or be involved in litigation with the customer over its respective rights and obligations under the applicable contracts.

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

Forward-Looking Statements and Risk Factors

     This document contains forward-looking statements that involve risks and uncertainties that may cause Corillian’s actual results to differ materially from any forward-looking statement. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in Exhibit 99.1 to this report. You are advised to read the more detailed and thorough discussion of the following risks Corillian faces in its business contained in Exhibit 99.1 to this report.

•	Corillian may need to raise additional financing to fund its operations and may not be able to raise funds on beneficial terms or at all.

•	Corillian has a history of losses, it expects to continue to incur losses and Corillian may not achieve or maintain profitability.

•	Corillian has a limited operating history and is subject to the risks that its solutions are not adopted by financial service providers or used by consumers and that Corillian changes product and service strategies.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of Corillian’s common stock to decline.

•	The market price for Corillian’s common stock, like other technology stocks, may be volatile.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage Corillian’s reputation and require Corillian to incur financial loss.

•	Corillian may not achieve anticipated revenues if it does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	If Corillian does not develop international operations as expected or fail to address international market risks, Corillian may not achieve anticipated sales growth.

•	The market for Internet-based financial services has only recently begun to develop, and if consumers do not widely use Internet-based financial services, Corillian’s results of operations and financial condition could be harmed.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent it from achieving profitability.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if it loses customers or fails to add additional customers to its customer base.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	If Corillian loses key personnel, it could experience reduced sales, delayed product development and diversion of management resources.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or Internet security problems could damage Corillian’s reputation and business.

•	Corillian may incur substantial losses from non-operating activities, such as Corillian’s minority investments in other companies, or lose the entire amount Corillian has invested in other companies.

•	New technology could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in Corillian’s customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Restrictions on export of encrypted technology could cause Corillian to incur delays in international sales.

•	Corillian’s products and services must interact with other vendors’ products, which may not function properly.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the Internet and the financial services industry would limit the market for Corillian’s products and services, impose on Corillian liability for transmission of protected data and increase its expenses.

•	Corillian’s ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

     Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.

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

     Corillian does not use derivative financial instruments for speculative purposes. Corillian does not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Corillian does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, Corillian has limited operations in Europe, Asia and Australia and conducts transactions in various local currencies in these locales. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

Interest Rate Sensitivity

     As of March 31, 2003, Corillian had $22.5 million in cash, restricted cash, cash equivalents and short-term investments consisting of cash, commercial paper and taxable municipal bonds with original maturities from 0 to 90 days, as compared to $18.6 million as of December 31, 2002. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation under the supervision and with the participation of Corillian’s management, including Corillian’s chief executive officer and chief financial officer, as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, Corillian’s chief executive officer and chief financial officer have concluded that Corillian’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) (Exchange Act) are effective to ensure that information required to be disclosed by Corillian in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in Corillian’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. Corillian’s chief executive officer and chief financial officer do not expect that its disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     In connection with Ted Spooner’s departure as Chief Executive Officer in October 2002, Corillian entered into an agreement with Mr. Spooner that required Corillian to pay Mr. Spooner a severance payment of approximately $600,000. In April 2003, Corillian paid the severance payment to Mr. Spooner. Effective May 7, 2003, Mr. Spooner is neither a director nor employee of Corillian.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

99.1	Risk Factors
99.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     On April 23, 2003, Corillian filed a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three-month period ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

CORILLIAN CORPORATION

By:	/s/ Steven Sipowicz Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Risk Factors
99.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated: May 15, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated: May 15, 2003

/s/ STEVEN SIPOWICZ

Steven Sipowicz
Chief Financial Officer