Form 10-Q
period 2003-06-30
CORILLIAN CORP
filed 2003-08-12
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION

(Exact name of registrant as specified in its charter)

91-1795219
OREGON
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3400 NW John Olsen Place Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)

(503) 629-3300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]     No [X]

The number of shares of the Registrant’s Common Stock outstanding as of August 4, 2003 was 36,473,711 shares.

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

CORILLIAN CORPORATION
FORM 10-Q

Part I	Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003 (unaudited)
Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2002 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II	Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	December 31,	June 30,
	2002(1)	2003

Assets
Current assets:
Cash and cash equivalents	$16,721	$24,476
Restricted cash	1,003	—
Investments	910	—
Accounts receivable, net	3,987	2,577
Revenue in excess of billings	1,542	1,284
Other current assets	3,276	4,111

Total current assets	27,439	32,448
Property and equipment, net	8,376	6,657
Investment in joint venture	1,074	1,398
Other assets	590	511

Total assets	$37,479	$41,014

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,868	$2,723
Deferred revenue	13,981	17,525
Current portion of capital lease obligations	380	178
Current portion of long-term borrowings	1,865	1,768
Other current liabilities	1,421	1,679

Total current liabilities	21,515	23,873
Capital lease obligations, less current portion	32	17
Long-term borrowings, less current portion	1,568	1,360
Other long-term liabilities	1,243	1,152

Total liabilities	24,358	26,402

Shareholders’ equity:
Common stock	126,141	126,251
Deferred stock-based compensation	(35)	—
Accumulated other comprehensive income	49	42
Accumulated deficit	(113,034)	(111,681)

Total shareholders’ equity	13,121	14,612

Total liabilities and shareholders’ equity	$37,479	$41,014

(1) Derived from Corillian’s audited consolidated financial statements as of December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,

	2002	2003	2002	2003

Revenues	$8,981	$11,482	$19,044	$22,330
Cost of revenues	5,094	4,933	10,417	9,994

Gross profit	3,887	6,549	8,627	12,336

Operating expenses:
Sales and marketing	3,189	1,437	6,466	3,270
Research and development	2,464	1,647	4,326	3,377
General and administrative	3,057	1,393	6,088	3,589
Amortization of deferred stock-based compensation	231	—	556	35
Restructuring charges	682	—	682	—

Total operating expenses	9,623	4,477	18,118	10,271

Income (loss) from operations	(5,736)	2,072	(9,491)	2,065
Other expense, net	(387)	(278)	(662)	(712)

Income (loss) before income taxes	(6,123)	1,794	(10,153)	1,353
Income taxes	—	—	—	—

Net income (loss)	(6,123)	1,794	(10,153)	1,353

Basic net income (loss) per share	$(0.17)	$0.05	$(0.29)	$0.04
Diluted net income (loss) per share	$(0.17)	$0.05	$(0.29)	$0.04
Shares used in computing basic net income (loss) per share	35,259	36,304	35,220	36,271
Shares used in computing diluted net income (loss) per share	35,259	36,988	35,220	36,571

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Six-Month Period Ended June 30,

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(10,153)	$1,353
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,603	2,045
Amortization of deferred stock-based compensation	556	35
Equity in losses of joint venture	461	676
Recovery of bad debts	—	(50)
Changes in operating assets and liabilities:
Restricted cash	—	1,003
Accounts receivable	462	1,471
Revenue in excess of billings	2,068	258
Other assets	(721)	(776)
Accounts payable and accrued liabilities	417	(1,148)
Deferred revenue and other liabilities	2,418	3,711

Net cash provided by (used in) operating activities	(1,889)	8,578

Cash flows from investing activities:
Purchase of property and equipment	(535)	(326)
Proceeds from the maturities of investments	805	910
Investment in joint venture	—	(1,000)

Net cash provided by (used in) investing activities	270	(416)

Cash flows from financing activities:
Proceeds from the issuance of common stock	304	110
Proceeds from long-term borrowings	—	1,000
Repayments of long-term borrowings	(1,048)	(1,305)
Principal payments on capital lease obligations	(232)	(217)

Net cash used in financing activities	(976)	(412)

Effect of exchange rate fluctuations on cash and cash equivalents	3	5

Increase (decrease) in cash and cash equivalents	(2,592)	7,755
Cash and cash equivalents at beginning of period	15,798	16,721

Cash and cash equivalents at end of period	$13,206	$24,476

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Corillian’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 21, 2003.

          The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

          The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, litigation and other contingencies. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(2) Principles of Consolidation

          The condensed consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian Services, Inc. and Corillian South Asia Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) Revenue Recognition

          Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Corillian’s software licenses are functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation and training services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

          Revenues on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, are allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate). Under the residual method, the full fair value of post-contractual customer support and hosting services are deferred and subsequently recognized as the services are performed. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

          The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recorded as deferred revenue or revenue in excess of billing, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

          Revenues associated with software developed for others for which Corillian has an obligation to successfully complete specified activities are deferred until acceptance by the customer, whereas agreements in which Corillian is providing services on a best-efforts basis are recognized as services are performed.

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

          For certain projects, ultimate recoverability is questionable due to inherent hazards. Pursuant to SOP No. 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations. Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied this “zero profit” methodology to one existing project. Revenues from all contracts under this customer’s project are recognized using this “zero profit” methodology. The total project value for these contracts is approximately $2.1 million. Both revenues and expenses recognized from this project during the three and six-month periods ended June 30, 2003, were approximately $326,000 and $614,000, respectively.

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

(4) Concentration of Credit Risk

          Results of operations are substantially derived from United States operations and substantially all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenues during the three and six-month periods ended June 30, 2002 and 2003. A majority of Corillian’s revenues is generated from the financial services industry. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is new, intensely competitive, highly fragmented and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its products, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

          During the three-month period ended June 30, 2002, one customer individually accounted for 15% of consolidated revenues. During the three-month period ended June 30, 2003, three customers individually accounted for more than 10% of consolidated revenues and, in total, these three customers accounted for approximately 42% of consolidated revenues.

          Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billings. As of June 30, 2002, one customer accounted for approximately 11% of consolidated accounts receivable. Three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billings balance as of June 30, 2002. These customers, in total, accounted for approximately 61% of Corillian’s consolidated revenue in excess of billings balance as of June 30, 2002.

          As of June 30, 2003, two customers individually accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 35% of Corillian’s consolidated accounts receivable balance as of June 30, 2003. Two customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billings balance as of June 30, 2003. These customers, in total, accounted for approximately 57% of Corillian’s consolidated revenue in excess of billings balance as of June 30, 2003.

          Corillian is also subject to concentrations of credit risk from its cash and cash equivalents and investments. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with major financial institutions and by investing in investment-grade securities.

(5) Comprehensive Income

          Corillian has adopted the provisions of Statement No. 130, Reporting on Comprehensive Income. Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, the only difference between net income (loss) and comprehensive net income (loss) has been foreign currency translation adjustments, which has not been material to Corillian’s financial position or results of operations.

(6) Supplemental Disclosures of Cash Flow Information

	For the Six-Month Period Ended

	June 30, 2002	June 30, 2003

	(in thousands)
Cash paid during the period for:
Interest	$313	$145
Taxes	7	—
Supplemental diclosures of non-cash investing activities:
Property and equipment acquired through capital leases	146	—

(7) Stock-Based Compensation

          As of June 30, 2003, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the measurement date. Deferred stock-based compensation is recorded for those situations where the exercise price of an option was lower than the fair value of the underlying common stock. Corillian recorded no deferred stock-based compensation during the three and six-month periods ended June 30, 2002 and 2003. Expense associated with stock-based compensation recorded in prior periods is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

          The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

	(in thousands)
Cost of revenues	$32	$—	$87	$7
Sales and marketing	116	—	267	14
Research and development	22	—	47	5
General and administrative	61	—	155	9

	$231	$—	$556	$35

          The following table illustrates the effect on net income (loss) and net income (loss) per share if Corillian had applied the fair value recognition provisions of Statement No. 123, to stock-based employee compensation.

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

		(in thousands, except per share data)

Net income (loss), as reported	$(6,123)	$1,794	$(10,153)	$1,353
Add: Stock-based compensation expense determined under APB No. 25	231	—	556	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,979)	(718)	(7,822)	(1,603)

Proforma net income (loss)	$(7,871)	$1,076	$(17,419)	$(215)

Net income (loss) per share:
Basic & diluted - as reported	$(0.17)	$0.05	$(0.29)	$0.04
Basic & diluted - pro forma	$(0.22)	$0.03	$(0.49)	$(0.01)

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

          The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

	(in thousands)
Shares for basic net income (loss) per share:
Weighted-average common shares	35,259	36,304	35,220	36,271
Effect of dilutive securities:
Stock options	—	684	—	300

Shares for diluted net income (loss) per share:	35,259	36,988	35,220	36,571

          Options with exercise prices less than the average fair market value of the underlying common stock totaling 635,897 and 723,095, respectively, for the three and six-month periods ended June 30, 2002 were excluded from the net loss per share calculations due to their antidilutive effect.

          The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

Shares issuable under stock options	5,237,384	3,264,884	4,937,443	3,364,003
Shares issuable under warrant	250,000	250,000	250,000	250,000

	5,487,384	3,514,884	5,187,443	3,614,003

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

          (a) Geographic Information

Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the three and six-month periods ended June 30, 2002 include approximately $1.1 million and $3.3 million, respectively, of direct operating expenses related to our international operations, primarily Europe. Direct operating expenses related to Corillian’s international operations totaled approximately $0 and $160,000, respectively, during the three and six-month periods ended June 30, 2003.

Corillian’s international operations generated a total of approximately $246,000 and $570,000, respectively, of its consolidated revenues during the three and six-month periods ended June 30, 2002. In 2002, Corillian closed its office in London, England, and elected to pursue international sales primarily through resellers and selective direct sales efforts. During the three and six-month periods ended June 30, 2003, Corillian’s international operations generated approximately $145,000 and $277,000, respectively, of Corillian’s consolidated revenues.

          (b) Revenues

Corillian derives its revenues from a single operating segment, providing electronic finance software and services. Revenues are generated in this segment through software license and professional service arrangements. Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Six-Month Period Ended

	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

	(in thousands)
License and professional services	$6,924	$8,693	$15,065	$16,944
Post-contractual customer support	1,628	2,197	3,087	4,332
Hosting	429	592	892	1,054

	$8,981	$11,482	$19,044	$22,330

(10) Restructuring Charges

          During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. These actions resulted in a net reduction of worldwide headcount of 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted of severance-related payments, health care costs and severance-related tax payments. Of these cash restructuring charges, approximately $398,000 was paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 was paid during the three-month period ended September 30, 2002.

(11) Commitments and Contingencies

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

          In June 2003, Corillian was served as a defendant in Amy Liu v. Credit Suisse First Boston Corporation, et al., Case Number 03-20459, a proposed class action case brought in the United States District Court for the Southern District of Florida. In the lawsuit, the plaintiffs allege that Corillian and various other issuers conspired with Credit Suisse First Boston to defraud public investors by issuing misleading statements and supporting misleading analyst reports for the purpose of causing the share prices of the respective issuers to increase rapidly upon the release of actual financial results that were much better than anticipated in the allegedly misleading statements and reports. Corillian believes the lawsuit is without merit.

(b) Restricted cash and escrow receivable

          During the third quarter of 2002, Corillian deposited $1.6 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer. Corillian expects the escrow funds will be returned during 2003. This escrow receivable is recorded as a component of other receivables as of June 30, 2003. Corillian also agreed to deposit and maintain $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002. These funds were initially classified as restricted cash because Corillian was required to maintain the funds on deposit and could not use the funds without violating the agreement. During the second quarter of 2003, Corillian and the customer amended the terms of the contract to remove the requirement that Corillian maintain the funds on deposit with the customer. As a result, these funds became classified as unrestricted during the second quarter of 2003.

          If Corillian fails to meet specified milestones for this customer project, Corillian will be obligated to deposit an additional $1.7 million into the escrow account. In April 2003, the customer informed Corillian that it believed that Corillian had failed to meet certain of the applicable milestones and demanded that Corillian deposit this additional $1.7 million into the escrow account. During the second quarter of 2003, the customer agreed that it was not going to require Corillian to deposit the additional funds unless Corillian failed to meet its remaining milestone. If Corillian fails to meet the remaining milestone, the customer might elect to try to recover all amounts on deposit in the escrow account in addition to any amounts it believes should have been deposited in the escrow account, in which case Corillian would either lose its rights to these funds or be involved in litigation with the customer over their respective rights and obligations under the applicable contracts.

(c) Insurance settlement

          Corillian recorded a charge of approximately $1.0 million during the three-month period ended June 30, 2002, related to a contract dispute with a customer. $562,000 of this amount was accrued as a contingency in general and administrative expense, with the remaining $475,000 was recorded as a reduction in revenues from the changes in the terms of the customer’s existing contract. In August 2002, Corillian entered into a definitive settlement with the customer. Corillian paid the amounts due under the settlement in the third fiscal quarter of 2002.

          During the three-month period ended June 30, 2003, Corillian entered into a settlement agreement with its insurance company regarding this customer dispute. Under this agreement, Corillian’s insurance company agreed to pay Corillian $250,000, which was received in July 2003. Corillian recorded this settlement as a reduction in general and administrative expense for the three-month period ended June 30, 2003, and as a component of other receivables as of June 30, 2003.

(d) Line of credit

          In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. Under this amended arrangement, borrowings that were outstanding prior to the refinancing bear interest at a fixed rate of 6.0% per annum. Corillian borrowed an additional $1.0 million under this amended line of credit during the three-month period ended June 30, 2003. These new borrowings bear interest based on a variable rate, currently 5.0% per annum.

          Approximately $3.1 million was outstanding under this line of credit as of June 30, 2003. As of this date, an additional $1.0 million was available for borrowing under this amended line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of June 30, 2003. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

(e) Operating lease

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

          This discussion and analysis should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 21, 2003.

Overview

          Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, web content management and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a packaged Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to scale to support millions of users. Corillian’s current Corillian Voyager customers include Chase Manhattan Bank, Bank One and SunTrust Bank.

          Substantially all of Corillian’s revenue is derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognizes revenues for licenses and implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance services are recognized ratably over the term of the associated maintenance contract. Revenues derived from hosting and consulting services are recognized as the services are performed. Corillian generally licenses Corillian Voyager on an end user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. For customers that provide Corillian with significant strategic advantages, Corillian has in the past and may in the future charge discounted license fees based on an unlimited number of end users.

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

          Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has accumulated a deficit of approximately $111.7 million as of June 30, 2003. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and costs of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

          During the three-month period ended June 30, 2002, one customer individually accounted for 15% of consolidated revenues. During the three-month period ended June 30, 2003, three customers individually accounted for more than 10% of consolidated revenues and, in total, these three customers accounted for approximately 42% of consolidated revenues.

Critical Accounting Policies and Estimates

          Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and accruals for loss contracts. Corillian’s policy and related procedures for software revenue recognition are summarized below.

          Revenue Recognition. Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Corillian’s software licenses are functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

          Revenues on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, are allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate). Under the residual method, the full fair value of post-contractual customer support and hosting services are deferred and subsequently recognized as the services are performed. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

          The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recorded as deferred revenue or revenue in excess of billing, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

          For certain projects, ultimate recoverability is questionable due to inherent hazards. Pursuant to SOP No. 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations.

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

Results of Operations

Revenues

          Revenues increased from $9.0 million and $19.0 million, respectively, for the three and six-month periods ended June 30, 2002, to $11.5 million and $22.3 million, respectively, for the three and six-month periods ended June 30, 2003. This increase in revenues was primarily due to an increase in consolidated software license and professional service revenue of approximately $1.8 million during the three-month period ended June 2003, and $1.9 million during the six-month period ended June 30, 2003, as compared with the comparable periods in fiscal 2002.

These increases were mainly due to increased sales of additional licenses to existing customers during these periods, as compared with the comparable periods in fiscal 2002. A majority of the revenues from these additional license sales is generally recognized in the period in which the licenses are sold. This increase in revenues is also due to an increase in consolidated maintenance revenues of approximately $569,000 and $1.2 million, respectively, during the three and six-month periods ended June 30, 2003, as compared with the comparable periods in fiscal 2002. During the three-month period ended June 30, 2002, Corillian recorded a reduction in revenues of $475,000 related to the modification of contractual obligations for one of Corillian’s customers as a result of a contract dispute.

          Corillian’s international operations contributed approximately $246,000 and $570,000, respectively, to Corillian’s consolidated revenues for the three and six-month periods ended June 30, 2002, as compared with approximately $145,000 and $277,000, respectively, to Corillian’s consolidated revenues for the three and six-month periods ended June 30, 2003. This reduction was the result of licensing software and performing professional services for fewer international customers. Because of the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002 and the subsequent reduction in employees throughout Corillian’s international operations, Corillian does not expect its international operations to generate significant revenues during fiscal 2003. Corillian is pursuing ways in which to increase revenues derived from its international operations through resellers and selective direct sales efforts. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenues from international operations will comprise a significant percentage of its consolidated revenue.

          Corillian Services, Inc. contributed $657,000 and $1.6 million, respectively, to Corillian’s consolidated revenues for the three and six-month periods ended June 30, 2002, as compared with approximately $114,000 and $233,000, respectively, to Corillian’s consolidated revenues for the three and six-month periods ended June 30, 2003. This reduction was the result of Corillian Services, Inc. performing services on fewer projects for third-party customers. As part of Corillian’s restructuring actions during the fourth quarter of 2001, Corillian Services, Inc. closed its Los Angeles headquarters and reduced its headcount by 41 professional services personnel. Corillian anticipates that revenue from Corillian Services, Inc. in 2003 will be significantly lower as compared with the revenues from Corillian Services, Inc. during fiscal 2002.

          As of June 30, 2003, Corillian had a backlog of unfilled orders of $35.7 million, as compared to a backlog of $38.1 million as of December 31, 2002. Backlog decreased during the six-month period ended June 30, 2003, as customer bookings were less than revenues recognized during this period. Although Corillian signed several contracts with existing customers during the six-month period ended June 30, 2003, Corillian did not sign any contracts with new customers during this period.

          Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenues to be recognized in any given future period. For example, some of the fees reflected in backlog may be accounted for as funded research and development, depending on the nature of the work to be performed by Corillian. There are many factors that would impact Corillian’s filling of backlog, such as Corillian’s progress in completing projects for its customers, Corillian’s customers’ meeting anticipated schedules for customer-dependent deliverables and Corillian’s customers’ satisfying their contractual obligations. Corillian provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period.

Cost of Revenues

          Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for post-

contractual customer support. Cost of revenues decreased from approximately $5.1 million and $10.4 million, respectively, for the three and six-month periods ended June 30, 2002, to $5.0 million and $10.0 million, respectively, for the three and six-months period ended June 30, 2003. Gross profit increased as a percentage of revenues from 43% and 45%, respectively, for the three and six-month periods ended June 30, 2002, to 57% and 55%, respectively, for the three and six-month periods ended June 30, 2003.

          This decrease in cost of revenues in absolute dollars is mainly a result of our restructuring actions to improve operational efficiency during the second quarter of 2002 and Corillian Services, Inc. performing services on fewer projects for third-party customers. The increase in gross profit as a percentage of revenue is mainly attributable to improved margins on post-contractual customer support and hosting services. This increase is also due to increased utilization and efficiency throughout Corillian’s professional services organization and an increase in sales of additional licenses to existing customers during the three and six-month periods ended June 30, 2003, as compared to comparable periods in fiscal 2002.

Operating Expenses

          Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses decreased from $3.2 million and $6.5 million, respectively, for the three and six-month periods ended June 30, 2002, to $1.4 million and $3.3 million, respectively, for the three and six-month periods ended June 30, 2003.

          This decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency during the second quarter of 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, direct international sales and marketing expenses decreased approximately $877,000 and $1.8 million, respectively, for the three and six-month periods ended June 30, 2003, as compared with the comparable periods in fiscal 2002. This decrease was also attributable to a decrease of approximately $798,000 and $1.2 million, respectively, in domestic sales and marketing expenses for the three and six-month periods ended June 30, 2003, as compared with the comparable periods in fiscal 2002, as a result of these restructuring actions and other corporate cost containment initiatives.

          Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses decreased from $2.5 million and $4.3 million, respectively, for the three and six-month periods ended June 30, 2002, to $1.6 million and $3.4 million, respectively, for the three and six-month periods ended June 30, 2003.

          This decrease was mainly due to Corillian’s restructuring actions during the second quarter of 2002 and other corporate cost containment initiatives. This decrease was partially offset by the impact of approximately $290,000 of funded research and development recorded as a reduction of research and development expense during the three-month period ended March 31, 2002.

          Research and development expenses, to a certain extent, could fluctuate in future periods due to the additional funding of Corillian’s research and development activities by customers accounted for under the provisions of Statement No. 68, Research and Development Arrangements, as well as internal funding for the development of new products and enhancements to existing products and the use of Corillian’s research and development personnel to provide services for our customers.

          General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expense and other general corporate expenses. General and administrative expenses decreased from $3.1 million and $6.1 million, respectively, for the three and six-month periods ended June 30, 2002, to $1.4 million and $3.6 million, respectively, for the three and six-month periods ended June 30, 2003.

          The decrease in general and administrative expense for the three-month period ended June 30, 2003, as compared to the comparable period in fiscal 2002, is mainly due to a $562,000 charge recorded in general and administrative expense during the three-month period ended June 30, 2002. This charge related to the settlement of a contract dispute in August 2002. In addition, during the three-month period ended June 30, 2003, Corillian entered into a settlement agreement with its insurance company regarding this contract dispute. Under this agreement, Corillian’s insurance company agreed to pay Corillian $250,000, which was received in July 2003. Corillian recorded this settlement as a reduction in general and administrative expense for the three-month period ended June 30, 2003. The remaining decrease is mainly due to reduced legal expenses, as Corillian’s dispute with KeyBank was settled in October 2002, as well as general cost savings realized throughout the period as a result of corporate cost containment initiatives.

          The decrease in general and administrative expense for the six-month period ended June 30, 2003, as compared to the comparable period in fiscal 2002, is mainly due to a decrease of approximately $1.3 million in international general and administrative expenses. This decrease in international general and administrative expenses was primarily due to a charge of approximately $619,000 recognized during the three-month period ended March 31, 2002 to write-off a customer receivable, as well as cost savings realized from the restructuring actions implemented during the second quarter of 2002 throughout Corillian’s international operations. The remaining decrease is mainly due to the charge noted above regarding Corillian’s settlement of a contract dispute during the three-month period ended June 30, 2002, as well as reduction in general and administrative expense during the three-month period ended June 30, 2003 related to the subsequent partial cash recovery from its insurance company in July 2003 regarding this dispute.

          This decrease was offset, in part, by $300,000 in domestic general and administrative expense related to Ted Spooner’s severance agreement, which was recorded during the three-month period ended March 31, 2003. In connection with Mr. Spooner’s departure as Chief Executive Officer in October 2002, Corillian entered into an agreement with Mr. Spooner that required Corillian to pay Mr. Spooner a severance payment of approximately $600,000. The remaining $300,000 of expense related to this severance agreement was recognized as general and administrative expense during the three-month period ended December 31, 2002. In April 2003, Corillian paid the severance payment to Mr. Spooner. Effective May 7, 2003, Mr. Spooner was neither a director nor employee of Corillian.

          Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount is being amortized over the respective vesting periods of these options on an accelerated basis. Amortization of deferred stock-based compensation decreased from $231,000 and $556,000, respectively, for the three and six-month periods ended June 30, 2002, to $0 and $35,000, respectively, for the three and six-month periods ended June 30, 2003. All deferred stock-based compensation was amortized as of March 31, 2003.

          Restructuring Charges. During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. These actions resulted in a net reduction of worldwide headcount of 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted of severance-related payments, health care costs and severance-related tax payments. Of these cash restructuring charges, approximately $398,000 was paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 was paid during the three-month period ended September 30, 2002.

Other Income (Expense), Net

          Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in e-Banc, LLC, and other miscellaneous items. Other expense, net, decreased from $387,000 for the three-month period ended June 30, 2002, to $278,000 for the three-month period ended June 30, 2003. This decrease was mainly the result of a decrease in interest expense of approximately $85,000 during the three-month period ended June 30, 2003, as compared to comparable period in fiscal 2002, as Corillian continued to pay down its capital lease and line of credit obligations. During the three-month periods ended June 30, 2002 and 2003, Corillian incurred approximately $303,000 and $277,000, respectively, in losses from non-operating activities as a result in its investment in e-Banc.

          Other expense, net, increased from $662,000 for the six-month period ended June 30, 2002, to $712,000 for the six-month period ended June 30, 2003. This increase was mainly the result of a $215,000 increase in Corillian’s proportionate share of e-Banc’s net loss during the six-month period ended June 30, 2003, as compared to comparable period in fiscal 2002. This increase was partially offset by a decrease in interest expense of approximately $168,000 during the six-month period ended June 30, 2003, as compared to comparable period in fiscal 2002.

Liquidity and Capital Resources

          As of June 30, 2003, Corillian had $24.5 million in cash and cash equivalents mainly consisting of taxable bonds with original maturities from 0 to 90 days, as compared to cash, cash equivalents, restricted cash and short-term investments of $18.6 million as of December 31, 2002. In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. Corillian borrowed an additional $1.0 million under this amended line of credit during the three-month period ended June 30, 2003. Approximately $3.1 million was outstanding under this line of credit as of June 30, 2003. As of this date, an additional $1.0 million was available for borrowing under this amended line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of June 30, 2003. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

          Net cash used in operating activities was $1.9 million for the six-month period ended June 30, 2002. Net cash provided by operating activities was $8.6 million for the six-month period ended June 30, 2003. The increase in net cash provided by operations resulted primarily from an increase in net income net of non-cash expenses including depreciation, amortization of deferred stock-based compensation, and equity in losses of e-Banc LLC, as well as an increase in deferred revenue and a decrease in accounts receivable and restricted cash. In the first quarter of 2003, Corillian signed an expanded licensing contract with one of its larger customers to provide the customer with enhanced ability to use Corillian’s solutions across its enterprise and growing user base. Corillian received a substantial license fee payment during the first quarter of 2003 under this contract, which significantly increased Corillian’s cash and cash equivalents and deferred revenue balances as of June 30, 2003. Corillian anticipates that substantially all of the revenue from this contract will be recognized over the next 9 to 15 months.

          Net cash provided by investing activities was $270,000 for the six-month period ended June 30, 2002. Net cash used in investing activities was $416,000 for the six-month period ended June 30, 2003. This increase in net cash used in investing activities resulted primarily from an additional $1.0 million cash contribution to e-Banc and capital expenditures of approximately $326,000, which were partially offset during the quarter by proceeds from the maturities of short-term investments of approximately $910,000.

          Net cash used in financing activities was $976,000 and $412,000, respectively, for the six-month periods ended June 30, 2002 and 2003. This decrease in net cash used in financing activities was primarily due to decrease of $743,000 in net repayments on long-term borrowings during the six-month period ended June 30, 2003, as compared to the comparable period in fiscal 2002. This decrease in net repayments on long-term borrowings was due to an additional $1.0 million in borrowings on Corillian’s line of credit during the three-months ended June 30, 2003.

          Working capital increased from $5.9 million as of December 31, 2002, to $8.6 million as of June 30, 2003. This increase was primarily attributable to a net increase in cash, cash equivalents, restricted cash and short-term investments of approximately $5.8 million, which was partially offset by an increase in deferred revenue of approximately $3.5 million.

          During the third quarter of 2002, Corillian deposited $1.6 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer. Corillian expects the escrow funds will be returned during 2003. This escrow receivable is recorded as a component of other receivables as of June 30, 2003. Corillian also agreed to deposit and maintain $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002. These funds were initially classified as restricted cash because Corillian was required to maintain the funds on deposit and could not use the funds without violating the agreement. During the second quarter of 2003, Corillian and the customer amended the terms of the contract to remove the requirement that Corillian maintain the funds on deposit with the customer. As a result, these funds became classified as unrestricted during the second quarter of 2003.

          If Corillian fails to meet specified milestones for this customer project, Corillian will be obligated to deposit an additional $1.7 million into the escrow account. In April 2003, the customer informed Corillian that it believed that Corillian had failed to meet certain of the applicable milestones and demanded that Corillian deposit this additional $1.7 million into the escrow account. During the second quarter of 2003, the customer agreed that it was not going to require Corillian to deposit the additional funds unless Corillian failed to meet its remaining milestone. If Corillian fails to meet the remaining milestone, the customer might elect to try to recover all amounts on deposit in the escrow account in addition to any amounts it believes should have been deposited in the escrow account, in which case Corillian would either lose its rights to these funds or be involved in litigation with the customer over their respective rights and obligations under the applicable contracts.

          Corillian had no material financial obligations as of June 30, 2003, other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to pay Key Bank approximately $425,000 in cash with payments of $250,000 and $175,000 on November 16, 2003 and 2004, respectively. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to its current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

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

• While Corillian generated income in the second quarter of 2003, it has a history of losses. Corillian might incur losses in future periods if it is not able to, among other things, increase its sales to new and existing customers.

• If Corillian is not able to maintain profitability, it may need to raise additional financing to fund its operations and may not be able to raise funds on beneficial terms or at all.

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

• If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

• The market for Internet-based financial services has only recently begun to develop, and if consumers to not widely use Internet-based financial services, Corillian’s results of operations and financial condition could be harmed.

• Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent it from achieving profitability.

• A small number of customers account for a substantial portion of Corillian’s revenues in each period and Corillian’s results of operations and financial condition could suffer if it loses customers or fails to add additional customers to its customer base.

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

Interest Rate Sensitivity

          As of June 30, 2003, Corillian had $24.5 million in cash and cash equivalents mainly consisting of taxable bonds with original maturities from 0 to 90 days, as compared to cash, cash equivalents, restricted cash and short-term investments of $18.6 million as of December 31, 2002. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income.

ITEM 4. CONTROLS AND PROCEDURES

          Based on an evaluation under the supervision and with the participation of Corillian’s management, including Corillian’s chief executive officer and chief financial officer, as of June 30, 2003, Corillian’s chief executive officer and chief financial officer have concluded that Corillian’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Exchange Act) are effective to ensure that information required to be disclosed by Corillian in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          During the three-month period ended June 30, 2003, there were no changes in Corillian's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Corillian's internal control over financial reporting. Corillian’s chief executive officer and chief financial officer do not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In June 2003, Corillian was served as a defendant in Amy Liu v. Credit Suisse First Boston Corporation, et al., Case Number 03-20459, a proposed class action case brought in the United States District Court for the Southern District of Florida. In the lawsuit, the plaintiffs allege that Corillian and various other issuers conspired with Credit Suisse First Boston to defraud public investors by issuing misleading statements and supporting misleading analyst reports for the purpose of causing the share prices of the respective issuers to increase rapidly upon the release of actual financial results that were much better than anticipated in the allegedly misleading statements and reports. Corillian believes the lawsuit is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 7, 2003, Corillian held its annual meeting of shareholders in Portland, Oregon. Holders of 31,367,604 shares were represented at the meeting, either in person or by proxy. At this meeting, Jay Whipple III and Eric Dunn were elected as Class 3 Directors. The votes cast in favor of and withheld from the director nominees were as follows: Jay Whipple III, 30,806,280 for and 561,324 withheld; and Eric Dunn, 30,810,680 for and 556,924 withheld. Also, at this meeting, KPMG LLP was ratified as Corillian’s independent auditors for the twelve-month period ending December 31, 2003. The votes cast in favor of and against this ratification were as follows: 30,116,713 for and 1,250,091 against.

ITEM 5. OTHER INFORMATION

          In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan and reserved 1,000,000 shares of common stock for issuance under the plan. This plan was adopted as a retention plan for Corillian’s employees. As Corillian has not obtained, and does not intend to seek, shareholder approval for this plan, Corillian may not grant stock options under this plan to any existing directors or officers.

          A significant number of stock options outstanding under Corillian’s previously approved stock option plans have exercise prices that were significantly higher than Corillian’s stock price in May 2003, and Corillian did not anticipate that those stock options would be exercised in the near future or at all, absent extraordinary stock price appreciation. The Board carefully evaluated the alternatives available for providing incentives for and retaining employees and decided to make additional option grants rather than conducting a company-wide option cancellation program or re-pricing. As a result of this decision, the Board decided that it was necessary to adopt this plan. The Board acted to keep the long-term interests of Corillian’s workforce tightly aligned with the long-term interests of shareholders – and to counter any financial incentive competitors might offer. Corillian does not intend to adopt or modify any stock compensation plans in the future without shareholder approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

10.1	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan

10.2	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan

10.3	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan

10.4	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated June 16, 2003

31.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(b)	Reports on Form 8-K

          On July 23, 2003, Corillian filed a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three-month period ended June 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.

CORILLIAN CORPORATION

By:	/s/ Steven Sipowicz

Steven Sipowicz
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan

10.2	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan

10.3	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan

10.4	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated June 16, 2003

31.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors