Form 10-Q
period 2003-09-30
CORILLIAN CORP
filed 2003-11-13
CIK 1041403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

(503) 629-3300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X]   No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]   No [ X]

The number of shares of the Registrant’s Common Stock outstanding as of October 28, 2003 was 36,648,399 shares.

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
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	December 31,	September 30,
	2002 (1)	2003

Assets
Current assets:
Cash and cash equivalents	$16,721	$23,780
Restricted cash	1,003	—
Investments	910	—
Accounts receivable, net	3,987	6,069
Revenue in excess of billings	1,542	1,155
Other current assets	3,276	2,244

Total current assets	27,439	33,248
Property and equipment, net	8,376	5,932
Investment in joint venture	1,074	1,189
Other assets	590	455

Total assets	$37,479	$40,824

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,868	$3,426
Deferred revenue	13,981	15,611
Current portion of capital lease obligations	380	68
Current portion of long-term borrowings	1,865	1,550
Other current liabilities	1,421	1,258

Total current liabilities	21,515	21,913
Capital lease obligations, less current portion	32	15
Long-term borrowings, less current portion	1,568	1,247
Other long-term liabilities	1,243	1,107

Total liabilities	24,358	24,282

Shareholders’ equity:
Common stock	126,141	126,531
Deferred stock-based compensation	(35)	—
Accumulated other comprehensive income	49	43
Accumulated deficit	(113,034)	(110,032)

Total shareholders’ equity	13,121	16,542

Total liabilities and shareholders’ equity	$37,479	$40,824

(1) Derived from Corillian’s audited consolidated financial statements as of December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,

	2002	2003	2002	2003

Revenues	$10,038	$11,586	$29,082	$33,916
Cost of revenues	5,054	5,094	15,471	15,088

Gross profit	4,984	6,492	13,611	18,828

Operating expenses:
Sales and marketing	2,820	1,501	9,286	4,771
Research and development	1,712	1,390	6,038	4,767
General and administrative	2,901	1,654	8,989	5,243
Amortization of deferred stock-based compensation	189	—	745	35
Litigation settlement charges	2,580	—	2,580	—
Restructuring charges	—	—	682	—

Total operating expenses	10,202	4,545	28,320	14,816

Income (loss) from operations	(5,218)	1,947	(14,709)	4,012
Other expense, net	(421)	(198)	(1,083)	(910)

Income (loss) before income taxes	(5,639)	1,749	(15,792)	3,102
Income taxes	—	100	—	100

Net income (loss)	$(5,639)	$1,649	$(15,792)	$3,002

Basic net income (loss) per share	$(0.16)	$0.05	$(0.45)	$0.08
Diluted net income (loss) per share	$(0.16)	$0.04	$(0.45)	$0.08
Shares used in computing basic net income (loss) per share	35,469	36,451	35,304	36,331
Shares used in computing diluted net income (loss) per share	35,469	38,356	35,304	37,154

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Nine-Month Period Ended September 30,

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(15,792)	$3,002
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,070	2,932
Amortization of deferred stock-based compensation	745	35
Equity in losses of joint venture	743	885
Provision for (recovery of) bad debts	1,636	(116)
Loss on sale of assets	114	—
Changes in operating assets and liabilities:
Restricted cash	—	1,003
Accounts receivable	4,044	(1,955)
Revenue in excess of billings	3,445	387
Other assets	(2,092)	1,148
Accounts payable and accrued liabilities	1,317	(445)
Deferred revenue and other liabilities	162	1,331

Net cash provided by (used in) operating activities	(1,608)	8,207

Cash flows from investing activities:
Purchase of property and equipment	(555)	(488)
Purchase of investments	(795)	—
Proceeds from the maturities of investments	—	910
Investment in joint venture	—	(1,000)

Net cash used in investing activities	(1,350)	(578)

Cash flows from financing activities:
Proceeds from the issuance of common stock	548	390
Repayments of long-term borrowings, net	(1,682)	(636)
Principal payments on capital lease obligations	(339)	(329)

Net cash used in financing activities	(1,473)	(575)

Effect of exchange rate fluctuations on cash and cash equivalents	48	5

Increase (decrease) in cash and cash equivalents	(4,383)	7,059
Cash and cash equivalents at beginning of period	15,798	16,721

Cash and cash equivalents at end of period	$11,415	$23,780

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

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

(3) Revenue Recognition

     Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Currently, Corillian’s software licenses are, in general, functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation and training services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

     The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Custom engineering services are arrangements in which Corillian customizes existing software based on a customer’s specifications. Revenues from custom engineering services in which Corillian has an obligation to successfully complete specified activities are deferred until acceptance by the customer, whereas agreements in which Corillian is providing services on a best-efforts basis are recognized as services are performed.

     Arrangements where customers fund expedited development of software products are accounted for as funded development. In these arrangements, where Corillian retains and reserves titles and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 68, Research and Development Arrangements (Statement No. 68). During the three-month period ended March 31, 2002, Corillian recognized approximately $290,000 of funded research and development as a reduction of research and development expense.

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

     Customers are billed in accordance with contractual terms. Corillian records the unrecognized portion of billable fees as deferred revenue. Revenues recognized in excess of contractual billing terms are recorded as revenues in excess of billings.

     For certain projects, ultimate recoverability is questionable due to inherent hazards. Pursuant to SOP No. 81-1, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations. Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied this “zero profit” methodology to three existing projects for one customer. The total contract value for these projects was approximately $2.5 million.

     Revenues and expenses recognized from these projects during the three-month period ended September 30, 2002, were each approximately $114,000. Revenues and expenses recognized from these projects under the “zero profit” methodology during the three and nine-month periods ended September 30, 2003, were each approximately $99,000 and $714,000, respectively. Additionally, as one of this customer’s projects was completed and accepted during the third quarter of 2003, Corillian recognized an additional $724,000 of gross profit related to this project during the three-month period ended September 30, 2003, which had been previously deferred until completion of the project. As of September 30, 2003, Corillian has deferred a total of $268,000 of gross profit related to the remaining two uncompleted projects.

     In arrangements where Corillian does not have an obligation to install Corillian Voyager, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. Once the customer or reseller has demonstrated a history of successfully installing Corillian Voyager in a production environment, Corillian recognizes non-refundable license fees for future arrangements in the period in which collectibility of the license fees is probable, assuming all other SOP 97-2 revenue recognition criteria are met.

(4) Concentration of Credit Risk

     Results of operations are substantially derived from United States operations and substantially all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenues during the three and nine-month periods ended September 30, 2002 and 2003. A majority of Corillian’s revenues are generated from the financial services industry. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of September 30, 2002, one customer accounted for approximately 13% of consolidated accounts receivable. Four customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of September 30, 2002. These customers, in total, accounted for approximately 74% of Corillian’s consolidated revenue in excess of billing balance as of September 30, 2002.

     As of September 30, 2003, three customers individually accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 69% of Corillian’s consolidated accounts receivable balance as of September 30, 2003. Two customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of September 30, 2003. These customers, in total, accounted for approximately 48% of Corillian’s consolidated revenue in excess of billing balance as of September 30, 2003.

     Corillian is also subject to concentrations of credit risk from its cash and cash equivalents and investments. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with major financial institutions and by investing in investment-grade securities.

(5) Comprehensive Income

          Corillian has adopted the provisions of Statement No. 130, Reporting on Comprehensive Income. Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, the only difference between net income (loss) and comprehensive net income (loss) has been foreign currency translation adjustments, which have not been material to Corillian’s financial position or results of operations.

(6) Supplemental Disclosures of Cash Flow Information

	For the Nine-Month Period Ended

	September 30, 2002	September 30, 2003

	(in thousands)
Cash paid during the period for:
Interest	$438	$199
Taxes	7	—
Supplemental diclosures of non-cash investing activities:
Property and equipment acquired through capital leases	146	—

(7) Stock-Based Compensation

     As of September 30, 2003, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the measurement date. Deferred stock-based compensation is recorded in those situations where the exercise price of an option is lower than the fair value of the underlying common stock on the measurement date. Corillian recorded no deferred stock-based compensation during the three and nine-month periods ended September 30, 2002 and 2003. Expense associated with stock-based compensation recorded in prior periods is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28.

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

		(in thousands)
Cost of revenues	$33	$—	$120	$7
Sales and marketing	77	—	343	14
Research and development	18	—	65	5
General and administrative	61	—	217	9

	$189	$—	$745	$35

     The following table illustrates the effect on net income (loss) and net income (loss) per share if Corillian had applied the fair value recognition provisions of Statement No. 123, to stock-based employee compensation.

	For the Three-Month		For the Nine-Month
	Period Ended		Period Ended

	September	September	September	September
	30, 2002	30, 2003	30, 2002	30, 2003

	(in thousands, except per share data)
Net income (loss), as reported	$(5,639)	$1,649	$(15,792)	$3,002
Add: Stock-based compensation expense determined under APB No. 25	189	—	745	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,735)	(769)	(5,862)	(2,371)

Proforma net income (loss)	$(7,185)	$880	$(20,909)	$666

Net income (loss) per share:
Basic - as reported	$(0.16)	$0.05	$(0.45)	$0.08
Diluted - as reported	$(0.16)	$0.04	$(0.45)	$0.08
Basic - pro forma	$(0.20)	$0.02	$(0.59)	$0.02
Diluted - pro forma	$(0.20)	$0.02	$(0.59)	$0.02

(8) Net Income (Loss) Per Share

     Corillian computes net income (loss) per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of Statement No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potential dilutive common shares outstanding during the period.

     The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

		(in thousands)
Shares for basic net income (loss) per share:
Weighted-average common shares	35,469	36,451	35,304	36,331
Effect of dilutive securities:
Stock options	—	1,905	—	823

Shares for diluted net income (loss) per share:	35,469	38,356	35,304	37,154

     Options with exercise prices less than the average fair market value of the underlying common stock totaling 117,814 and 613,472 for the three and nine-month periods ended September 30, 2002, respectively, were excluded from the net loss per share calculations due to Corillian’s net loss in these periods.

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Shares issuable under stock options	5,632,004	1,642,136	4,986,850	3,150,108
Shares issuable under warrant	250,000	250,000	250,000	250,000

	5,882,004	1,892,136	5,236,850	3,400,108

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

Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the three and nine-month periods ended September 30, 2002 include approximately $1.9 million and $5.4 million, respectively, of direct operating expenses related to our international operations, primarily in Europe. Direct operating expenses related to Corillian’s international operations totaled approximately $0 and $164,000 during the three and nine-month periods ended September 30, 2003, respectively.

Corillian’s international operations generated a total of approximately $111,000 and $681,000 of its consolidated revenues during the three and nine-month periods ended September 30, 2002, respectively. In 2002, Corillian closed its office in London, England, and elected to pursue international sales primarily through resellers and selective direct sales efforts. During the three and nine-month periods ended September 30, 2003, Corillian’s international operations generated approximately $199,000 and $476,000, respectively, of Corillian’s consolidated revenues.

(b)	Revenues

Corillian derives its revenues from a single operating segment, providing electronic finance software and services. Revenues are generated in this segment through software license and professional service arrangements. Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Nine-Month Period Ended

	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

		(in thousands)
License and professional services	$7,835	$8,877	$22,900	$25,821
Post-contractual customer support	1,835	2,127	4,922	6,459
Hosting	368	582	1,260	1,636

	$10,038	$11,586	$29,082	$33,916

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

          In October 2002, Corillian and KeyBank settled this dispute. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $745,000. Corillian paid $1.4 million of the cash to KeyBank during the fourth quarter of 2002. Corillian will pay $250,000 and $175,000 to KeyBank on November 16, 2003 and 2004, respectively. Corillian issued the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

          In June 2003, Corillian was served as a defendant in Amy Liu v. Credit Suisse First Boston Corporation, et al., Case Number 03-20459, a proposed class action case brought in the United States District Court for the Southern District of Florida. In the lawsuit, the plaintiffs alleged that Corillian and various other issuers conspired with Credit Suisse First Boston to defraud public investors by issuing misleading statements and supporting misleading analyst reports for the purpose of causing the share prices of the respective issuers to increase rapidly upon the release of actual financial results that were much better than anticipated in the allegedly misleading statements and reports. The plaintiffs have moved to amend their complaint and remove Corillian as a defendant. As of November 12, 2003, the court has not granted the plaintiffs leave to amend the complaint.

(b) Escrow receivable

     During the third quarter of 2002, Corillian deposited $1.7 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer. During the third quarter of 2003, Corillian completed the final milestone of this project and all amounts held on deposit in the escrow account were released to Corillian.

(c) Insurance settlement

     Corillian recorded a charge of approximately $1.0 million during the three-month period ended June 30, 2002, related to a contract dispute with a customer. $562,000 of this amount was accrued as a contingency in general and administrative expense, with the remaining $475,000 recorded as a reduction in revenues from the changes in the terms of the customer’s existing contract. In August 2002, Corillian entered into a definitive settlement with the customer. Corillian paid the amounts due under the settlement in the third quarter of 2002. During the three-month period ended June 30, 2003, Corillian entered into a settlement agreement with its insurance company regarding this customer dispute. Under this agreement, Corillian’s insurance company agreed to pay Corillian $250,000, which was received in July 2003. Corillian recorded this settlement as a reduction in general and administrative expense for the three-month period ended June 30, 2003.

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

     Approximately $2.8 million was outstanding under this line of credit as of September 30, 2003. As of this date, an additional $1.0 million was available for borrowing under this amended line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of September 30, 2003. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

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

       Overview

Corillian is a leading provider of solutions that enable banks and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, web content management and online customer relationship management. Our Corillian Voyager Standard Edition (SE) is a packaged Internet banking solution tailored to the specific needs of small to mid-sized financial institutions looking for the same scalability and reliability of Corillian Voyager in a more rapidly deployable, economical solution. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to scale to support millions of users. Corillian’s current Corillian Voyager customers include JP Morgan Chase & Co., Bank One and SunTrust Bank.

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

Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has accumulated a deficit of approximately $110.0 million as of September 30, 2003. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and costs of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

During the three-month period ended September 30, 2002, four customers individually accounted for more than 10% of consolidated revenues and, in total, these four customers accounted for approximately 50% of consolidated revenues. During the three-month period ended September 30, 2003, two customers individually accounted for more than 10% of consolidated revenues and, in total, these two customers accounted for approximately 37% of consolidated revenues.

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

Revenue Recognition. Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification, in general, of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Currently, Corillian’s software licenses are, in general, functionally dependent on implementation and certain custom software engineering services; therefore, software licenses and implementation services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonable, dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recorded as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

In arrangements where Corillian does not have an obligation to install Corillian Voyager, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller's project. Once the customer or reseller has demonstrated a history of successfully installing Corillian Voyager in a production environment, Corillian recognizes non-refundable license fees for future arrangements in the period in which collectibility of the license fees is probable, assuming all other SOP 97-2 revenue recognition criteria are met.

       Results of Operations

       Revenues

Revenues increased from $10.0 million and $29.1 million for the three and nine-month periods ended September 30, 2002, respectively, to $11.6 million and $33.9 million for the three and nine-month periods ended September 30, 2003, respectively. This increase in revenues was primarily due to an increase in consolidated software license and professional service revenue of approximately $1.0 million during the three-month period ended September 30, 2003, and $2.9 million during the nine-month period ended September 30, 2003, as compared with the comparable periods in 2002. These increases were mainly due to increased sales of additional licenses to existing customers during these periods, as compared with the comparable periods in 2002. A majority of the revenues from these additional license sales is generally recognized in the period in which the licenses are sold. The increase in revenues during 2003 was also due to an increase in consolidated maintenance revenues of approximately $292,000 and $1.5 million during the three and nine-month periods ended September 30, 2003, respectively, as compared with the comparable periods in fiscal 2002. During the three-month period ended June 30, 2002, Corillian recorded a reduction in revenues of $475,000 related to the modification of contractual obligations for one of Corillian’s customers as a result of a contract dispute.

Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. As one of this customer’s projects was completed and accepted during the third quarter of 2003, Corillian recognized an additional $724,000 of revenue related to this project during the three-month period ended September 30, 2003, which had been previously deferred until completion of the project. Since all costs of revenue associated with this project had been previously recognized using the “zero profit” methodology, recognition of this deferred revenue resulted in the corresponding recognition of $724,000 in gross profit during the three-month period ended September 30, 2003.

Corillian’s international operations contributed approximately $111,000 and $681,000 to Corillian’s consolidated revenues for the three and nine-month periods ended September 30, 2002, respectively, as compared with approximately $199,000 and $476,000 to Corillian’s consolidated revenues for the three and nine-month periods ended September 30, 2003, respectively. Because of the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002 and the subsequent reduction in employees throughout Corillian’s international operations, Corillian does not expect its international operations to generate significant revenues during 2003 and 2004. Corillian is pursuing ways in which to increase revenues derived from its international operations through resellers and selective direct sales efforts. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenues from international operations will comprise a significant percentage of its consolidated revenue.

Corillian Services, Inc., a business unit of Corillian Corporation that provides consulting services related to non-Corillian products for financial institutions, contributed $328,000 and $1.9 million to Corillian’s consolidated revenues for the three and nine-month periods ended September 30, 2002, respectively, as compared with approximately $120,000 and $353,000 to Corillian’s consolidated revenues for the three and nine-month periods ended September 30, 2003, respectively. This reduction was the result of Corillian Services, Inc. performing services on fewer projects for third-party customers and a reduction in Corillian Services, Inc.’s professional services headcount from 9 as of September 30, 2002, to 2 as of September 30, 2003. Corillian anticipates that revenue from Corillian Services, Inc. in 2003 and 2004 will be significantly lower as compared with the revenues from Corillian Services, Inc. during 2002.

As of September 30, 2003, Corillian had a backlog of unfilled orders of $40.3 million, as compared to a backlog of $38.1 million as of December 31, 2002. Backlog increased during the nine-month period ended September 30, 2003, as customer bookings were greater than revenues recognized during this period. Although Corillian signed several contracts with existing customers during the nine-month period ended September 30, 2003, Corillian signed contracts with only one new customer during this period.

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

       Cost of Revenues

Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance and support personnel who are responsible for post- contractual customer support. Cost of revenues remained flat at approximately $5.1 million for both of the nine-month periods ended September 30, 2002 and 2003. Cost of revenues decreased from approximately $15.5 million for the nine-month period ended September 30, 2002, to $15.1 million for the nine-month period ended September 30, 2003. Gross profit increased as a percentage of revenues from 50% and 47% for the three and nine-month periods ended September 30, 2002, respectively, to 56% for both of the three and nine-month periods ended September 30, 2003.

The decrease in cost of revenues in absolute dollars during the nine-month period ended September 30, 2003, as compared with the comparable period in 2002, was mainly a result of our restructuring actions to improve operational efficiency during the second quarter of 2002 and Corillian Services, Inc. performing services on fewer projects for third-party customers. This decrease was partially offset by use of Corillian’s research and development personnel to provide services for Corillian’s customers, which resulted in reclassification of research and development expenses related to these personnel to cost of revenues.

The increase in gross profit as a percentage of revenue during the three and nine-month periods ended September 30, 2003, as compared to the comparable periods in 2002, is due to increased utilization and efficiency throughout Corillian’s professional services organization, an increase in sales of additional licenses to existing customers, and the $724,000 of gross profit recognized during the three-month period ended September 30, 2003 discussed above. The increase in gross profit as a percentage of revenue is also partially attributable to improved margins on hosting services and post-contractual customer support.

       Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses decreased from $2.8 million and $9.3 million for the three and nine-month periods ended September 30, 2002, respectively, to $1.5 million and $4.8 million for the three and nine-month periods ended September 30, 2003, respectively.

This decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency during the second quarter of 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, direct international sales and marketing expenses decreased approximately $758,000 and $2.6 million for the three and nine-month periods ended September 30, 2003, respectively, as compared with the comparable periods in fiscal 2002. This decrease was also attributable to a decrease of approximately $505,000 and $1.7 million in domestic sales and marketing expenses for the three and nine-month periods ended September 30, 2003, respectively, as compared with the comparable periods in 2002. The decrease in domestic sales and marketing expenses was mainly a result of these restructuring actions and other corporate cost containment initiatives, as well as, to a lesser extent, a decrease in commission expenses.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses decreased from $1.7 million and $6.0 million for the three and nine-month periods ended September 30, 2002, respectively, to $1.4 million and $4.8 million for the three and nine-month periods ended September 30, 2003, respectively.

This decrease during the three and nine-month periods ended September 30, 2003, as compared to the comparable periods in 2002, was mainly due to Corillian’s restructuring actions during the second quarter of 2002 and other corporate cost containment initiatives. The decrease during the nine-month period ended September 30, 2003, as compared with the comparable period in 2002, was partially offset by the impact of approximately $290,000 of funded research and development recorded as a reduction of research and development expense during the three-month period ended March 31, 2002.

Research and development expenses, to a certain extent, could fluctuate in future periods due to the additional funding of Corillian’s research and development activities by customers accounted for under the provisions of Statement No. 68, Research and Development Arrangements, as well as internal funding for the development of new products and enhancements to existing products and the use of Corillian’s research and development personnel to provide services for Corillian’s customers.

General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expense and other general corporate expenses. General and administrative expenses decreased from $2.9 million and $9.0 million for the three and nine-month periods ended September 30, 2002, respectively, to $1.7 million and $5.2 million for the three and nine-month periods ended September 30, 2003, respectively.

The decrease in general and administrative expense for the three and nine-month periods ended September 30, 2003, as compared to the comparable periods in 2002, was mainly due to a decrease of approximately $1.1 million and $2.4 million, respectively, in international general and administrative expense, as compared with the comparable periods in 2002. These decreases were mainly due to charges of approximately $720,000 and $1.4 million recognized during the three and nine-month periods ended September 30, 2002, respectively, to establish an allowance for doubtful accounts for certain receivables. The remainder of the decrease in international general and administrative expense was primarily attributable to the winding down of Corillian’s international operations towards the end of 2002 and beginning of 2003.

The remaining decrease in consolidated general and administrative expense for the nine-month period ended September 30, 2003, as compared to the comparable period in 2002, was mainly due to a $562,000 charge recorded in general and administrative expense during the three-month period ended June 30, 2002. This charge related to the settlement of a contract dispute in August 2002. During the three-month period ended June 30, 2003, Corillian entered into a settlement agreement with its insurance company regarding this contract dispute. Under this agreement, Corillian’s insurance company agreed to pay Corillian $250,000, which was received in July 2003. Corillian recorded this settlement as a reduction in general and administrative expense for the three-month period ended June 30, 2003. The remaining decrease is mainly due to reduced legal expenses, as Corillian’s dispute with KeyBank was settled in October 2002, as well as general cost savings realized throughout the period as a result of corporate cost containment initiatives.

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

On November 14, 2003, Steve Sipowicz will step down as Corillian’s Chief Financial Officer and Secretary. Mr. Sipowicz will serve as Corillian’s financial advisor for a six-month period following his departure. Mr. Sipowicz will receive $100,000 as severance and $2,000 per month during the period he serves as financial advisor. Corillian recorded a charge of $100,000 related to Mr. Sipowicz’s severance agreement as general and administrative expense during the three-month period ended September 30, 2003.

Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount was being amortized over the respective vesting periods of these options on an accelerated basis. Amortization of deferred stock-based compensation decreased from approximately $189,000 and $745,000 for the three and nine-month periods ended September 30, 2002, respectively, to $0 and $35,000 for the three and nine-month periods ended September 30, 2003, respectively. All deferred stock-based compensation was amortized as of March 31, 2003.

Litigation Settlement Charges. In October 2002, Corillian and KeyBank settled a dispute surrounding KeyBank’s allegations that one of Corillian’s employees used KeyBank’s trade secrets in performing work for Corillian. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $750,000. $1.4 million of the cash was to KeyBank during the fourth quarter of 2002. $250,000 and $175,000 will be paid on November 16, 2003 and 2004, respectively. Corillian issued the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

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

       Other Income (Expense), Net

Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items. Other expense, net, decreased from $421,000 for the three-month period ended September 30, 2002, to $198,000 for the three-month period ended September 30, 2003. This decrease was partially the result of a decrease in interest expense of approximately $72,000 during the three-month period ended September 30, 2003, as compared to comparable period in 2002, as Corillian continued to pay down its capital lease and line of credit obligations. During the three-month periods ended September 30, 2002 and 2003, Corillian incurred approximately $282,000 and $209,000, respectively, in losses from non-operating activities as a result of its equity investment in e-Banc.

Other expense, net, decreased from $1.1 million for the nine-month period ended September 30, 2002, to $910,000 for the nine-month period ended September 30, 2003. This decrease was mainly due to a decrease in interest expense of approximately $239,000 during the nine-month period ended September 30, 2003, as compared to comparable period in 2002. This decrease was partially offset by a $142,000 increase in Corillian’s proportionate share of e-Banc’s net loss during the nine-month period ended September 30, 2003, as compared to comparable period in 2002.

       Income Taxes

Corillian expects to be profitable for the twelve-month period ended December 31, 2003, and, therefore, expects to incur an alternative minimum tax liability for this period. As a result, Corillian recorded an income tax charge of $100,000 in the third quarter of 2003 related to estimated alternative minimum taxes for the nine-month period ended September 30, 2003.

       Liquidity and Capital Resources

As of September 30, 2003, Corillian had $23.8 million in cash and cash equivalents mainly consisting of taxable bonds with original maturities from 0 to 90 days, as compared to cash, cash equivalents, restricted cash and short-term investments of $18.6 million as of December 31, 2002. In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. Corillian borrowed an additional $1.0 million under this amended line of credit during the three-month period ended June 30, 2003. Approximately $2.8 million was outstanding under this line of credit as of September 30, 2003. As of this date, an additional $1.0 million was available for borrowing under this amended line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of September 30, 2003. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

Net cash used in operating activities was $1.6 million for the nine-month period ended September 30, 2002. Net cash provided by operating activities was $8.2 million for the nine-month period ended September 30, 2003. The increase in net cash provided by operations resulted primarily from an increase in net income and deferred revenue. This increase was also caused by the decrease in restricted cash and other current assets related to the completion and acceptance of a customer’s project, which resulted in the release of $1.7 million from an escrow account to Corillian and $1.0 million in cash becoming unrestricted during the nine-month period ended September 30, 2003. In the first quarter of 2003, Corillian signed an expanded licensing contract with one of its larger customers to provide the customer with enhanced ability to use Corillian’s solutions across its enterprise and growing user base. Corillian received a substantial license fee payment during the first quarter of 2003 under this contract, which significantly increased Corillian’s cash and cash equivalents and deferred revenue balances as of September 30, 2003. Corillian anticipates that the remaining revenue from this contract will be recognized over the next 15 months. This increase was partially offset by an increase in accounts receivable, which was mainly due to a large billing to a new customer signed during the third quarter of 2003 that was not collected as of September 30, 2003.

Net cash used in investing activities was $1.4 million and $578,000 for the nine-month periods ended September 30, 2002 and 2003, respectively. This decrease in net cash used in investing activities resulted primarily from proceeds from the maturities of short-term investments of approximately $910,000 received during the nine-month period ended September 30, 2003, as compared to purchases of short-term investments of approximately $795,000 during the nine-month period ended September 30, 2002. This increase in cash provided by the sale of short-term investments was partially offset by an additional $1.0 million cash contribution to e-Banc during the nine-month period ended September 30, 2003.

Net cash used in financing activities was $1.5 million and $575,000 for the nine-month periods ended September 30, 2002 and 2003, respectively. This decrease in net cash used in financing activities was primarily due to decrease of approximately $1.1 million in net repayments on long-term borrowings during the nine-month period ended September 30, 2003, as compared to the comparable period in 2002. This decrease in net repayments on long-term borrowings was due to an additional $1.0 million in borrowings on Corillian’s line of credit during the three-month period ended June 30, 2003.

Working capital increased from $5.9 million as of December 31, 2002, to $11.3 million as of September 30, 2003. This increase was primarily attributable to a net increase in cash, cash equivalents, restricted cash and short-term investments of approximately $5.1 million, as well as an increase in accounts receivable of approximately $2.1 million. These increases were partially offset by an increase in deferred revenue of approximately $1.6 million.

During the third quarter of 2002, Corillian deposited $1.7 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer. During the third quarter of 2003, Corillian completed the final milestone of this project and all amounts held on deposit in the escrow account were released to Corillian. Corillian also agreed to deposit and maintain $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002. These funds were initially classified as restricted cash because Corillian was required to maintain the funds on deposit and could not use the funds without violating the agreement. During the second quarter of 2003, Corillian and the customer amended the terms of the contract to remove the requirement that Corillian maintain the funds on deposit with the customer. As a result, these funds became classified as unrestricted during the second quarter of 2003.

Corillian had no material financial obligations as of September 30, 2003, other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to pay Key Bank approximately $425,000 in cash with payments of $250,000 and $175,000 on November 16, 2003 and 2004, respectively. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to its current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

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

• While Corillian generated income in the second and third quarters of 2003, it has a history of losses. Corillian might incur losses in future periods if it is not able to, among other things, increase its sales to new and existing customers.

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

        Interest Rate Sensitivity

As of September 30, 2003, Corillian had $23.8 million in cash and cash equivalents mainly consisting of taxable bonds with original maturities from 0 to 90 days, as compared to cash, cash equivalents, restricted cash and short-term investments of $18.6 million as of December 31, 2002. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income.

       ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of Corillian’s management, including Corillian’s chief executive officer and chief financial officer, as of September 30, 2003, Corillian’s chief executive officer and chief financial officer have concluded that Corillian’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Exchange Act) are effective to ensure that information required to be disclosed by Corillian in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three-month period ended September 30, 2003, there were no changes in Corillian’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Corillian’s internal control over financial reporting. Corillian’s chief executive officer and chief financial officer do not expect that Corillian’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Corillian’s chief executive officer and chief financial officer do believe Corillian’s internal control systems over financial reporting provide reasonable assurance that their objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

       ITEM 5. OTHER INFORMATION

On November 14, 2003, Steve Sipowicz will step down as Corillian’s Chief Financial Officer and Secretary. Mr. Sipowicz will serve as Corillian’s financial advisor for a six-month period following his departure. Mr. Sipowicz will receive $100,000 as severance and $2,000 per month during the period he serves as financial advisor. Corillian recorded a charge of $100,000 related to Mr. Sipowicz’s severance agreement as general and administrative expense during the three-month period ended September 30, 2003.

On November 15, 2003, Paul Wilde will join Corillian as Chief Financial Officer. Mr. Wilde most recently served as Chief Executive Officer of Spear Technologies, an enterprise resource planning software company. Prior to his tenure at Spear Technologies, Mr. Wilde served as Chief Financial Officer and Vice President of Asia Pacific/Latin America Operations at Synon Corporation, an international software applications development company. Wilde has also held Chief Financial Officer positions at Viasoft, Inc., Candle Corp. and Informatics General Corp.

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description

10.1	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan

10.2	Form of Severance Agreement for Certain Employees

10.3	Separation Agreement and General Release between Corillian Corporation and Steve Sipowicz, dated September 30, 2003

31.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

       (b) Reports on Form 8-K

On October 22, 2003, Corillian filed a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three-month period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

CORILLIAN CORPORATION

By:	/s/ Steven Sipowicz

Steven Sipowicz Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan

10.2	Form of Severance Agreement for Certain Employees

10.3	Separation Agreement and General Release between Corillian Corporation and Steve Sipowicz, dated September 30, 2003

31.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors