Form 10-K
period 2003-12-31
CORILLIAN CORP
filed 2004-03-24
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, no par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $41,838,785 as of June 30, 2003, based upon the closing price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock and was deemed to be an affiliate have been excluded. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      37,377,007 shares of Common Stock were issued and outstanding as of March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 10, 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Overview

      Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, Bank One, The Huntington National Bank, Charter One Bank and SunTrust Bank.

      Corillian was incorporated in Oregon in 1997.

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

      The growth in Internet usage and the popularity of personal finance content have changed the competitive landscape of the financial service industry by requiring financial institutions to compete on the features they offer in the Internet channel as well as other delivery channels while focusing on lowering the expenses of their technology infrastructure. Within this environment, Corillian believes many financial institutions are recognizing they will require more cost-effective Internet-based financial solutions with greater functionality to help them differentiate their service and product offerings and expand their market share. In addition, financial institutions will need these solutions to easily integrate with disparate systems and applications and provide technological efficiencies.

      Significant challenges are involved in deploying Internet finance solutions. Most notably, multiple diverse computing environments, including existing systems, packaged applications, Internet application servers and other emerging technologies, must be integrated and must be able to communicate with each other to provide customers with real-time data and to allow them to conduct financial transactions. In addition, external systems, such as those of credit card companies and bill payment providers, must be integrated with internal systems in a secure and reliable manner. These technical challenges are magnified by the speed with which these services must be brought to market. Most financial institutions do not have the technical skills or resources to rapidly design and deploy these services. In addition, although some financial institutions have the technical skills and resources to develop and deploy Internet finance solutions, they are subject to significant time-to-market competitive pressures. For most of these financial service providers, internally developing and deploying Internet finance solutions can be expensive and take in excess of one year. As a result, many of these financial service providers are realizing that if they want to deploy an Internet-based financial product or service and integrate disparate applications more quickly and efficiently, they need a comprehensive, outsourced packaged software and service solution.

The Corillian Solution

      Corillian is a leading provider of solutions that enable financial service providers to deploy Internet-based financial services and to integrate disparate applications across their multiple delivery channels and lines of business. Corillian’s solutions include comprehensive suites of software that are combined with its professional services to form a complete outsourced solution for offering Internet-based financial services.

      Corillian Voyager consists of a software platform and a menu of applications built upon that platform, all of which Corillian can provide on a hosted basis or which can run on its customers’ premises. Corillian Voyager integrates with Corillian’s customers’ existing databases and systems and enables them to monitor transactions across all systems in real time. Corillian has developed software applications for Internet banking, electronic bill presentment and payment, alerts, targeted marketing, data aggregation and online customer relationship management. Corillian can provide its customers with wireless delivery capabilities for all of these applications.

      Corillian believes its products and services provide the following benefits to its customers:

      Accelerated Time to Market. Using the Corillian Voyager platform, financial institutions can deploy Internet-based financial services to their customers within as little as 60 to 90 days, depending on the complexity of the project and the degree of customization involved with the project. In addition, Corillian provides comprehensive systems integration and implementation services and customer support to complement the flexible architecture of Corillian’s solutions.

      Highly Scalable and Extensible Platform. Corillian’s software platform has been designed to be highly scalable to meet the evolving needs of its customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than ten million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication and Open Financial Exchange for financial transactions. This architecture enables Corillian’s customers to deploy new Internet-based financial services by adding applications to Corillian’s platform at any time and by integrating future applications with any Internet connected point-of-presence.

      Flexibility and Control. Corillian offers its customers the ability to take total control of the development and management of Corillian Voyager or to rely on Corillian for these services. Customers can use their own internal personnel for implementation, a combination of Corillian personnel and internal personnel or just Corillian personnel. In addition, customers have the option of hosting the Corillian Voyager platform on their own premises or having the solutions hosted in our managed facility. Corillian’s customers may request that Corillian host their solution because they lack sufficient resources or the appropriate systems to host the solution on their premises. In addition, Corillian’s customers can reduce their information technology costs by outsourcing application hosting services with Corillian. Corillian offers customers the opportunity to transfer operation of their solution to their own premises at any time. This flexibility provides Corillian’s customers with the option to gain operational control of a deployment over time as their needs and desires change.

      Advanced Technology and Continued Innovation. Corillian believes its solutions provides a comprehensive solution with a broad range of applications across multiple lines of business that can be delivered on the desktop or by wireless access. Corillian offers certified Internet financial applications using the Open Financial Exchange data standard, and Corillian has helped to define industry standards such as Microsoft’s Distributed interNet Applications Architecture for Financial Services.

      Reduced Cost of Internet Operations. Corillian’s products lower the costs associated with its customers’ Internet banking operations primarily by reducing the cost of internal development and hardware requirements. Corillian’s software solutions provide all of the functionality for Internet-based financial services in a single comprehensive package. This eliminates the cost of purchasing, integrating and installing separate solution components from multiple vendors.

Strategy

      Corillian’s objective is to extend its leadership in Internet finance solutions. To that end, Corillian seeks to establish Corillian Voyager as the platform of choice for Internet finance. To achieve this objective, Corillian intends to pursue the following strategies:

      Increase Market Share. To date, Corillian has focused its sales and marketing efforts to target the largest financial service providers. Corillian intends to continue targeting large, industry-leading financial service providers by increasing its sales and marketing efforts. Corillian has successfully developed other markets, including small to mid-size financial institutions, and Corillian intends to continue its efforts towards expanding its penetration of these markets.

      Expand Breadth of Product and Service Offerings. Corillian’s current financial applications include features for Internet banking, electronic bill presentment and payment, interfacing with personal finance managers through the Open Financial Exchange data standard, consumer banking, small business banking, credit and management, alerts and data aggregation. Corillian intends to expand its product offerings to include new applications, such as wealth management and cash management.

      Leverage and Expand Strategic Relationships. Corillian intends to leverage its relationships with leading systems integrators and value-added resellers to extend its reach and provide our customers with more comprehensive, customized solutions. Corillian intends to continue to expand and build additional relationships with value-added resellers. In addition, Corillian believes that forging relationships with key technology vendors is critical to delivering a comprehensive solution to financial service providers. Corillian’s strategic partners include Microsoft and NCR Corporation. Corillian intends to develop additional relationships to expand the scope of its functionality, and for co-marketing and distribution purposes.

      Collaborate with Technology Leaders. Corillian’s products and services adhere to existing industry standards and have been designed to meet the openness and scalability required of Internet solutions. Corillian will continue to collaborate with companies to develop new technologies and to encourage the adoption and implementation of universal standards that can foster and simplify the exchange of financial information through the Internet. Corillian intends to continue investing in research and development to meet the needs of its customers as they evolve their Internet offerings.

Products and Services

      Corillian’s solutions enable financial institutions, Internet portals and other Internet financial service providers to offer their customers a variety of financial services over the Internet, including Internet banking, electronic bill presentment and payment, web content management and data aggregation. Corillian also offers a variety of services to support its customers throughout the process of implementing and maintaining Corillian’s solutions.

Corillian VoyagerTM

      Corillian Voyager is a highly secure and reliable software platform upon which Corillian has built a menu of applications to support multiple lines of business within banking. Corillian Voyager has been designed to be highly scalable to meet the evolving needs of Corillian’s customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than ten million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication and Open Financial Exchange for financial transactions. This architecture enables Corillian’s customers to deploy new Internet-based financial services by adding applications to

Corillian’s platform at any time and by integrating future applications to any Internet connected point-of-presence.

Applications for eFinance

      Consumer Banking. Corillian Consumer Banking enables financial institutions to offer their retail customers secure, real-time access to transactional banking services through the Internet. These services can be delivered to the desktop or accessed by wireless devices. Internet users can receive their consolidated account information and transaction history and conduct financial transactions, such as transfers and loan payments, over the Internet 24 hours a day, seven days a week. The financial institutions can choose standard browser-based user interfaces or more customized Internet templates and online screens.

      Small Business Banking. Corillian Small Business Banking enables financial institutions to offer their small business customers secure, real-time access to account details and money movement functions through an Internet browser or accounting packages like QuickBooks. Businesses can control access to business banking features, accounts and transaction levels to provide financial and audit controls for their staff, and can reconcile accounts instantly.

      Credit Card Management. Corillian Credit Card Management enables financial institutions to offer their credit card customers secure, real-time access to transactional credit card services through the Internet. These services can be delivered to the desktop or accessed by wireless devices. Credit card users can receive consolidated account information and transaction history, view statements, pay bills and conduct other financial transactions over the Internet 24 hours a day, seven days a week. The financial institutions can choose standard browser-based user interfaces or more customized Internet templates and online screens.

      Corillian Payments. Corillian Payments enables financial service providers to offer their customers electronic bill payment services and to deliver bills to customers through a standard Internet page, through supported personal finance management software, such as Quicken or Microsoft Money, or as a digital image of a scanned paper bill. A financial service provider can choose to deliver its own bills, the bills of direct billing businesses, or the bills of third-party bill presentment providers, such as CheckFree, Princeton eCom or Metavante. By consolidating all bill presentment and payment options, Corillian Payments enables Internet users to pay bills in the same program where they do most of their financial transactions. This application also enables financial institutions to extend their product and service features for their customers and to present bills on behalf of their business customers.

      Open Financial Exchange Publishing. Corillian OFX Publishing enables financial institutions to offer their customers the ability to integrate their financial information with personal financial management software, such as Quicken, QuickBooks and Microsoft Money, or Internet portals such as Yahoo! Finance and MSN MoneyCentral. Each Corillian solution was designed using the Open Financial Exchange data standard. This data specification streamlines the process that financial service companies must employ to connect with financial data centers and to interface with personal financial management software.

      Customer Care. Corillian Relationship Manager, Report Manager and Targeted Marketing provide financial institutions with the tools to gather, organize and capitalize on information collected within Corillian Voyager and to monitor and administer other applications deployed on Corillian Voyager. Using these products, financial institutions can generate comprehensive reports regarding the financial transactions of their customers, view Internet usage, track new customer additions and manage targeted advertising campaigns. Advertisements can be customized using customer profile information gathered from the financial institutions’ data system and from data derived from customer usage of the Voyager system. For example, a financial institution can segment customers who have a balance of $10,000 or greater in a savings account, pay three credit cards online, and have a high profitability index, and establish a targeted marketing campaign for selling certificates of deposit to these customers. Corillian Targeted Marketing can react immediately to customer profile changes and terminate messages to customers who have already purchased the marketed product.

      Corillian OneSource Register. Corillian OneSource Register (OSR) enables a financial institution to provide its customers with a customer-driven online check registry and to control and enhance its data aggregation offering. Data aggregation allows a financial institution to acquire and aggregate financial information from different banks, brokerages and other financial service providers and deliver this content to its customers through its website. Using Corillian OSR, a financial service provider can control elements of the data aggregation process itself, supplement the content provided by data aggregation service providers, such as Yodlee, with content acquired through the OFX data standard and enhance the presentation of aggregated content for its customers through online check registries. As a result, a financial institution’s customer can see all of his or her financial information from different accounts in one place in a comprehensive and feature-rich manner and only needs to remember one login identification name and password to access all of this financial information.

      Certified Solutions. Corillian seeks to provide its customers with a comprehensive solution for their Internet finance initiatives. Corillian’s products adhere to existing industry standards and have been designed using open standards so that they can integrate with the products developed by third parties. Corillian Voyager-Certified Solutions are software packages developed by Corillian’s technology partners for integration into the Corillian Voyager platform. Corillian Voyager-Certified Solutions include applications such as the Data Aggregation application and are offered through partnerships with companies such as CashEdge and Yodlee. These solutions are put through the rigors of Corillian’s certification testing, so Corillian’s customers are able to seamlessly integrate best-of-breed solutions into their Internet platforms.

     Professional Services

      Corillian offers a menu of professional services designed to fulfill its customers’ needs throughout the process of product design, implementation and operation. Corillian’s services include:

      Implementation Services. Corillian’s implementation services begin during the pre-sales process. Corillian’s implementation experts perform an analysis of a potential customer’s product requirements and determine how these products can best be integrated with the customer’s existing host infrastructure. Corillian then develops a site survey and a project plan recommendation. Once Corillian is chosen to install its applications, Corillian’s professional service team works with the customer to ensure that every solution is integrated with the customer’s existing financial transaction system for delivery over the Internet. If necessary, Corillian writes custom interfaces to handle transaction requests, validate those requests and convert them to a standard format for Internet-based presentation or to the Open Financial Exchange format for delivery to personalized financial management software. Corillian also customizes its Internet templates to provide its customers with a user interface that complements its brand recognition, design elements, color schemes and corporate logos. The implementation process is generally completed in 60 to 270 days, depending on the complexity of the project. The fees for Corillian’s implementation services vary from project to project, depending on the size of the customer and the products and services selected by the customer.

      Hosting Services. Corillian offers hosting services to its customers that prefer to have Corillian handle all of their Internet-based financial systems. Under this service option, the customer’s Corillian Voyager servers reside at Corillian’s managed facility, and Corillian’s staff monitors and maintains the servers. Corillian’s services include weekly log auditing, installation and configuration of servers, and staff to help its customers manage system performance and daily operations. Corillian charges a monthly hosting fee that varies based on the needs of the customer, the scope of its online services and the solutions deployed.

      Consulting Services. By consulting with Corillian’s staff, Corillian’s customers can select and design an electronic commerce strategy. In addition to consulting with Corillian’s customers on the range of products and services available to them, Corillian helps its customers with product and Internet site design. For customers that lack in-house network security professionals, Corillian helps develop the appropriate network and security protection features to ensure a secure system.

      Support Services. Corillian offers several levels of technical and maintenance support for its customers. These levels are designed to meet Corillian’s customers’ needs and those of their customers. Corillian’s support fees vary based on which level of support the customer selects. In addition to technical support,

Corillian provides annual maintenance support for each customer. These maintenance services entitle the customer to updates and modifications of Corillian’s solutions.

      Training Services. Corillian makes available to its customers a variety of training services and supporting materials to help them use Corillian’s applications. All courses are led by Corillian’s staff and can be conducted at the customer’s location or Corillian’s headquarters.

Customers

      Corillian targets large financial institutions, financial portals and other financial service providers that are seeking scalable, reliable and advanced solutions that enable them to offer Internet-based financial services. Corillian has provided its solutions primarily to two major industry groups — large financial institutions (primarily banks) and large credit unions. In 2003, two customers each represented more than 10% of Corillian’s consolidated revenues, and in total, represented approximately 28% of Corillian’s consolidated revenues.

Systems and Technology

     Corillian Voyager

      Corillian Voyager is a scalable platform that uses a three-tiered architecture, connecting end-users to the existing host systems of financial institutions. Corillian Voyager routes and validates requests, formats transaction responses and stores and forwards bill payment instructions.

      The three layers of the Corillian Voyager architecture each have a specific functional focus. The Web Server layer is responsible for presentation interaction with the customer, handling hyper-text mark-up language to the browser or the Open Financial Exchange data standard to the connected financial software or wireless device. The Transaction Processor layer controls the business logic for the user’s request, directs the request to the appropriate host target, and assembles the results. The Host Server layer interprets and formats the transaction for the existing host system, then analyzes and returns the data fields from the response. Optional applications provide incremental services, such as batch processing of bill payment transactions or collection of electronic bills.

     Corillian Technology

      Corillian’s systems are designed to provide real-time data acquisition, processing and presentation for applications used to offer Internet-based financial services. Specific components and features of the technology Corillian uses to provide these benefits include:

•	Scalable Framework. Each of the layers of Corillian Voyager is a software component that can be replicated within the Corillian Voyager configuration for redundancy and scalability. By adding an incremental component, work is distributed among servers across a network.

•	Flexible Interfaces. Corillian’s solutions are designed to integrate with virtually any existing host system, providing a means for financial service providers to easily bring existing applications to the Internet. Corillian’s host server technology allows multiple simultaneous access to different existing and third-party systems. In addition, browser interfaces are customizable in form and function, allowing the financial service provider to display unique branding, advertising, and extended functionality.

•	Advanced Architecture. The open architecture of Corillian Voyager enables flexible integration and rapid deployment of Corillian line of business applications, as well as Corillian-certified applications from Corillian partners. Powered by Microsoft® Windows Server 2003 and Microsoft.NET, Corillian Voyager is built to incorporate emerging Internet finance technology. This architectural standard allows Corillian’s applications to interoperate with other application servers, such as teller and call center platforms and automated teller machine delivery systems.

•	Open Financial Exchange Data Standard. Corillian’s solutions employ the Open Financial Exchange data standard, which was developed by Microsoft, CheckFree and Intuit to provide a unified specification for the electronic exchange of financial data among financial institutions, businesses and consumers over the Internet. This data specification standardizes the connection to financial data centers and to personal financial management software. By using the Open Financial Exchange data standard, all financial information retrieved from a financial institution can be quickly downloaded to consumer software programs, such as Microsoft Money and Quicken.

Strategic Alliances and Partnerships

      Corillian has marketing, technology, and resale alliances with a number of companies in the technology and financial services industries and will continue to pursue new alliances with additional companies within these industries. These alliances are intended to help Corillian address new vertical markets and market segments and to enable Corillian to provide its customers with access to additional resources and technology to enhance and customize Corillian’s solutions. Some of Corillian’s more significant strategic partners include:

CashEdge

      Founded in 1999, CashEdge® provides infrastructure that global financial institutions rely on to extend their online channels and enhance customer profitability. CashEdge delivers secure Online Money Movement and Advanced Account Aggregation platforms that power specialized retail banking and advisor applications. They have flexible deployment models that provide for a customized, rapid implementation of both hosted and onsite solutions. Corillian resells CashEdge solutions as part of an integrated account aggregation and online money movement solution to financial institutions.

     CheckFree

      CheckFree designs, develops and markets services that enable consumers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. CheckFree is Corillian’s primary partner for remittance processing and was a developer with Intuit and Microsoft of the Open Financial Exchange data standard. Corillian has developed a number of Voyager interfaces to CheckFree systems and resells a bill payment service provided by CheckFree called CheckFree Web.

     Microsoft

      Microsoft is the publisher of the Windows 2000 Server network, the Microsoft Money personal financial management program and Microsoft’s new Money Explorer and MSN Money Professional products and services, and the provider of the MoneyCentral financial portal. In 2001, Corillian and Microsoft signed a multi-year alliance agreement to deliver a joint enterprise eFinance solution to financial institutions worldwide. The agreement spans technology development, marketing, sales and support of solutions based on the Corillian Voyager platform, Microsoft Windows 2000 and 2003 Server network operating systems, and .NET, Microsoft’s platform for XML web services.

     NCR

      In February 2001, Corillian entered into an agreement with NCR that provides for NCR’s use of the Corillian Voyager platform as its core consumer banking component for mid- to large-sized financial institutions. NCR is a leader in providing Relationship Technology™ solutions to customers worldwide in the retail, financial, communications, manufacturing, travel and transportation, and insurance markets. NCR customizes the Corillian Voyager software to allow financial institutions greater flexibility in delivering Internet financial services to their customers. NCR’s Internet banking service is run in a managed server model from its secure and high availability data centers in Columbia, Maryland and Dallas, Texas.

      In November 2003, Corillian and NCR extended their distribution agreement to provide NCR the right to license the Corillian Voyager platform as a part of a shared-server Internet banking solution to service small-sized financial institutions. Under the terms of the agreement, NCR will market the Voyager-enabled solution to its existing shared-server customer base, as well as new prospects in the United States. The shared-server solution will be hosted by NCR from its secure and high availability data center in Columbia, Maryland.

      In February 2004, Corillian and NCR amended their distribution agreement to provide NCR the right to market its Voyager-enabled solutions to financial institutions in markets around the world.

Princeton eCom

      Since 1984, Princeton eCom has continuously delivered Integrated Payment Solutions, driving growth in the electronic bill payment industry. It offers an end-to-end, hosted solution in Electronic Bill Presentment and Payment (EBPP) and bill pay for online banking and financial services. Currently, over 1,400 financial institutions and 130 billers use Princeton eCom’s hosted solution for bill presentment and electronic payment. Corillian securely integrates with the Princeton eCom bill payment and bill presentment-processing engine, providing Corillian financial services customers a complete Electronic Bill Payment and Presentment solution.

     Yodlee

      In July 2000, Corillian entered into an agreement with Yodlee to develop and market a product that integrates the Corillian Voyager platform with Yodlee’s data aggregation service. Under the terms of the agreement, Corillian and Yodlee will jointly market and sell a new, integrated banking and aggregation solution to global financial institutions. The bundled offering utilizes our expertise with the OFX data standard and Yodlee’s industry-leading data aggregation platform. The service can either be deployed on a hosted basis by Yodlee or through the Corillian Voyager platform.

Sales and Marketing

      Corillian sells its software and services primarily through its direct sales organization. As of December 31, 2003, Corillian’s direct sales force consisted of six personnel operating domestically and one salesperson operating internationally out of a total of 22 personnel in sales. Corillian’s direct sales efforts have historically been focused on domestic financial service providers, such as banks and credit unions. Corillian complements its direct sales efforts through joint sales and marketing arrangements with Internet-based technology vendors, such as NCR.

      Corillian’s sales process features a multi-tiered approach that requires the involvement of its field sales personnel, its technical professionals and members of Corillian’s senior management. Corillian’s sales process simultaneously targets senior business executives, personnel responsible for Internet-based initiatives and systems engineers. Corillian employs this multi-leveled approach to accelerate the purchasing cycle.

      Corillian’s products are complex, and sales and implementations can be delayed due to its customers’ procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, Corillian’s sales cycle can vary significantly and typically ranges from three to nine months.

Research and Development

      As of December 31, 2003, Corillian’s research and development staff consisted of 46 personnel, including 33 engineers. Their development efforts are focused on:

•	Enhancements to Existing Products and Services. Corillian continues to update and modify its solutions to enhance quality, performance and scalability, to extend functionality to address Corillian’s customers’ changing needs, and to take advantage of improved technology within Corillian’s industry.

•	Developing New Products and Services. Corillian is working to expand its product and service offerings. Corillian intends to expand its product offerings to include new consumer banking functions, as well as applications for wealth management and corporate cash management.

•	Participating in Technology Testing and Collaboration. Corillian has participated in the development of industry data standards and will continue to collaborate with companies to develop new technologies and to encourage the adoption and implementation of open standards that can foster and simplify the exchange of financial information through the Internet.

Competition

      The market for providing solutions to the Internet financial services industry is highly competitive, and Corillian expects that competition will intensify in the future. Corillian competes with a variety of companies in various segments of the Internet-based financial services industry, and Corillian’s competitors vary in size and in the scope and breadth of the products and services they offer. In the area of Internet consumer banking, Corillian primarily competes with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 and Financial Fusion. Within this market segment, Corillian also competes with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere, and the internal information technology personnel of financial institutions that want to develop their own solutions. In addition, vendors such as Digital Insight, FundsXpress, and Online Resources and Communications, who primarily target community financial institutions, occasionally compete with Corillian for large financial institutions and compete with Corillian regularly for smaller financial institutions. Several of the vendors offering data processing services to financial institutions, including EDS, Fiserv, Jack Henry and M&I Data Services, offer their own Internet banking solutions. Local competition for Internet consumer banking services is provided by many smaller Internet service outsourcing companies located throughout the United States. Corillian’s primary competition for providing the business banking services that financial institutions offer their commercial customers are vendors of cash management systems for large corporations such as ADP, Digital Insight and Politzer & Haney.

      Corillian believes that its ability to compete successfully depends upon a number of factors, including:

•	Corillian’s market presence with financial service providers;

•	the reliability, scalability, security, speed and performance of Corillian’s solutions and services;

•	the comprehensiveness, ease of use and service level of Corillian’s products and services;

•	Corillian’s ability to continue to interface with financial service providers and their technology;

•	Corillian’s pricing policies and the pricing policies of its competitors and suppliers;

•	the timing of introductions of new products and services by Corillian and its competitors; and

•	Corillian’s ability to meet its customers’ expectations.

      Corillian expects competition to increase significantly as new companies enter its market and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and more products than Corillian.

Intellectual Property

      Although Corillian believes its success is more dependent upon its technical expertise than its proprietary rights, Corillian’s future success and ability to compete is dependent in part upon its proprietary technology. Corillian has received trademark registrations for the name Corillian and its logo. None of Corillian’s technology is patented, but we have established an internal patent team of engineers and in-house counsel to monitor and evaluate as part of the new product development cycle Corillian’s technologies and business methods for patentability. Corillian has several patent applications pending in the United States Patent and Trademark Office.

      Corillian relies on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its proprietary technology. Corillian requires all of its employees to sign an assignment of patents and inventions agreement and generally enter into confidentiality agreements with Corillian’s employees, consultants, resellers, customers and potential customers. Corillian also limits access to and distribution of its source code, and further limits the disclosure and use of other proprietary information. Corillian does not assure you that the steps taken in this regard will be adequate to prevent misappropriation of its technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to Corillian’s technology. Corillian also does not assure you that Corillian will not infringe upon the intellectual property rights of third parties.

      Despite Corillian’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use Corillian’s products or technology. In addition, the laws of some foreign countries do not protect Corillian’s proprietary rights to the same extent as do the laws of the United States. The costs of defending Corillian’s proprietary rights or claims that Corillian infringes on third-party proprietary rights may be high.

Government Regulation

      Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as Corillian’s solutions. Corillian believes its business does not currently subject Corillian to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to Corillian’s business in a manner that could make its business more onerous or costly.

      As the Internet continues to evolve, Corillian expects federal, state and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services.

      If enacted or deemed applicable to Corillian, some laws, rules or regulations applicable to financial service activities could render Corillian’s business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Corillian’s customers must ensure its services and related products work within the extensive and evolving regulatory requirements applicable to them. Corillian may become subject to direct regulation as the market for its business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting Corillian’s business operations, such as requiring Corillian to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting Corillian or Corillian’s customers, could lead to increased operating costs and could also reduce the convenience and functionality of Corillian’s services, possibly resulting in reduced market acceptance.

      A number of proposals at the federal, state and local level and by the governments of significant foreign countries would, if enacted, expand the scope of regulation of Internet-based financial services and could impose taxes on the sale of goods and services and other Internet activities. Any development that substantially impairs the growth of the Internet or its acceptance as a medium for transaction processing could have a material adverse effect on Corillian’s business, financial condition and operating results.

Backlog

      As of December 31, 2003, Corillian had a backlog of unfilled orders of $37.2 million, as compared to a backlog of $38.1 million as of December 31, 2002. Corillian expects that a majority of its backlog as of December 31, 2003 will be filled during fiscal 2004. Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenues to be recognized in any given future period. There are many factors that would impact Corillian’s filling of backlog, such as Corillian’s progress in completing projects for its customers, Corillian’s customers’ meeting anticipated schedules for customer-dependent deliverables and Corillian’s customers’ satisfying their contractual obligations. Corillian provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period.

Employees

      As of December 31, 2003, Corillian had a total of 227 full-time employees, including 122 in operations, 7 in marketing, 22 in sales, 46 in research and development and 30 in general and administration. None of Corillian’s work force is unionized. Corillian has not experienced any work stoppages and considers its relations with its employees to be good.

Risk Factors

      You should carefully consider the following factors regarding information included in this Annual Report. The risks and uncertainties described below are not the only ones Corillian faces. Additional risks and uncertainties not presently known to Corillian or that Corillian currently deems immaterial also may impair its business operations. If any of the following risks actually occur, Corillian’s business, financial condition and operating results could be materially adversely affected.

While Corillian Generated Net Income in the Last Three Fiscal Quarters of 2003, Corillian Has a History of Losses and May Incur Losses in Future Periods if it is Not Able to, Among Other Things, Increase Its Sales to New and Existing Customers

      With the exception of the last three fiscal quarters of 2003, Corillian has incurred substantial net losses in every quarter since it began operations. Corillian generated net income of approximately $5.1 million during the year ended December 31, 2003; however, as of December 31, 2003, Corillian had an accumulated deficit of approximately $107.9 million. If Corillian does not sign contracts with new customers or provide additional software and services to existing customers, it will incur significant operating losses in future quarters. Corillian may decide that it is necessary to further reduce its personnel or other expenses to maintain its operations, and such reductions may reduce Corillian’s ability to sell its products and services.

Corillian’s Quarterly Results Fluctuate Significantly and May Fall Short of Anticipated Levels, Which May Cause the Price of Its Common Stock to Decline

      Corillian’s quarterly operating results have varied in the past, and it expects they will continue to vary from quarter to quarter in the future. In future quarters, Corillian’s operating results may be below the expectations of public market analysts and investors, which could cause the price of its common stock to decline. Corillian may also announce that expected financial or operating results for a particular period will be less than it anticipated, which could cause the price of Corillian’s common stock to decline. In addition, Corillian has difficulty predicting the volume and timing of orders and recognizes a substantial portion of its revenues on a percentage-of-completion basis. Any delays in closing orders or implementation of products or services can cause Corillian’s operating results to fall substantially short of anticipated levels for any quarter. As a result of these and other factors, Corillian believes period-to-period comparisons of its historical results of operations are not necessarily meaningful and are not a good predictor of its future performance.

If Corillian, or Its Implementation Partners, Do Not Effectively Implement Corillian’s Solutions, Corillian May Not Achieve Anticipated Revenues or Gross Margins

      Corillian’s solutions are complex and must integrate with complex data processing systems. Implementing Corillian’s solutions is a lengthy process, generally taking between 60 and 270 days to complete. In addition, Corillian generally recognizes revenues on a percentage-of-completion basis, so its revenues are often dependent on its ability to complete implementations within the time periods that Corillian establishes for its projects. Corillian relies on a combination of internal and outsourced teams for its implementations. If these teams encounter significant delays in implementing Corillian’s solutions for a customer or fail to implement its solutions effectively or at all, Corillian may not be able to recognize any revenues from the contract or be required to recognize negative revenues from the contract if its revised project estimates indicate that Corillian recognized excess revenues in prior periods. In addition, Corillian may incur monetary damages or penalties if it is not successful in completing projects on schedule.

      From time to time, Corillian agrees to penalty provisions in its contracts that require Corillian to make payments to its customers if Corillian fails to meet specified milestones or that permit its customers to terminate their contracts with Corillian if Corillian fails to meet specified milestones. If Corillian fails to perform in accordance with established project schedules, Corillian may be forced to make substantial payments as penalties or refunds and may lose its contractual relationship with the applicable customers.

Corillian’s Products’ Lengthy Sales Cycles May Cause Revenues and Operating Results to Be Unpredictable and to Vary Significantly from Period to Period

      The sale and implementation of Corillian’s products and services are often subject to delays because of its customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, the time between the date of initial contact with a potential customer and the execution of a contract with the customer typically ranges from three to nine months. In addition, Corillian’s prospective customers’ decision-making processes require Corillian to provide a significant amount of information to them regarding the use and benefits of its products. Corillian may expend substantial funds and management resources during a sales cycle and fail to make the sale.

Corillian May Not Achieve Anticipated Revenues If Corillian Does Not Successfully Introduce New Products or Develop Upgrades or Enhancements to Its Existing Products

      To date, Corillian has derived substantially all of its revenues from licenses and professional and support services related to the Corillian Voyager product and its related applications. Corillian expects to add new products by acquisition, partnering or internal development and to develop enhancements to its existing products. New or enhanced products may not be released on schedule and may not achieve market acceptance. New products or upgrades to existing products may contain defects when released, which could damage Corillian’s relationship with its customers or partners and further limit market acceptance of its products and services. If Corillian is unable to ship or implement new or enhanced products and services when planned, or fail to achieve timely market acceptance of its new or enhanced products and services, Corillian may lose sales and fail to achieve anticipated revenues.

A Small Number of Customers Account for a Substantial Portion of Corillian’s Revenues in Each Period; Corillian’s Results of Operations and Financial Condition Could Suffer if it Loses Customers or Fails to Add Additional Customers to Its Customer Base

      Corillian derives a significant portion of its revenues from a limited number of customers in each period. Accordingly, if Corillian fails to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and Corillian fails to replace the contract with new business, its revenues would be adversely affected. During the years ended December 31, 2001 and 2002, one customer individually accounted for 16% and 11%, respectively, of consolidated revenues. During the year ended December 31, 2003, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 28% of consolidated revenues. Corillian expects that a limited number of customers will continue to account for a substantial portion of its revenues in each quarter in the foreseeable future. If a customer terminates a Voyager contract with Corillian early, Corillian would lose ongoing revenue streams from annual maintenance fees, hosting fees, professional service fees and potential additional license and service fees for additional increments of end users and for other Voyager applications.

Corillian Partners May Be Unable to Fulfill Their Service Obligations and Cause Corillian to Incur Penalties or Other Expenses with Its Customers

      Corillian resells products and services from other companies, such as CheckFree, CashEdge, CenterPost and InfoImage. If these vendors are unable to fulfill their contractual obligations as a result of insolvency, a disaster or similar event or are unable to provide the services in a commercially reasonable manner, Corillian may be required to incur additional expenses to provide the services to its customers or to pay penalties to its customers for the suspension or termination of the services.

Corillian May Need to Raise Additional Financing to Fund Its Operations and May Not be Able to Raise Funds on Beneficial Terms or at All

      Because it has a history of losses and has limited cash resources, Corillian may have to raise financing in the future to fund its operations. If Corillian is required to raise financing, it may be required to sell equity or debt securities at severely discounted prices and with terms that are superior to the rights of its common shareholders, or Corillian may not be able to raise financing at all. If Corillian sells equity or debt securities, the price of its common stock could decrease significantly, and the interests of its common shareholders could be diluted substantially.

Corillian’s Facility and Operations May Be Disabled by a Disaster or Similar Event, Which Could Damage Its Reputation and Require Corillian to Incur Financial Loss

      All of Corillian’s communications and network equipment related to its operations are currently located in Hillsboro, Oregon. Corillian does not currently have an alternate data center or facility that can provide system redundancy or emergency backup capabilities. Corillian cannot assure that its data center and facility will operate after a disaster. In addition, Corillian may experience problems during the period following a disaster in reestablishing its systems and infrastructure. Although Corillian has a disaster recovery plan in place, Corillian does not currently have the technology or facilities to instantly recover full Internet services if its facility is not functioning. A disaster, such as a fire, an earthquake, a terrorist attack or a flood, at its facility could result in failures or interruptions in providing Corillian’s products and services to its customers. In addition, Corillian’s systems are vulnerable to operational failures, losses in power, telecommunications failure and similar events. Corillian has contracted to provide a certain level of service to its customers and, consequently, a failure or interruption of Corillian’s systems in the future could cause it to refund fees to some of its customers to compensate for decreased levels of service.

The Market Price for Our Common Stock, Like Other Technology Stocks, May Be Volatile

      The value of your investment in Corillian could decline due to the impact of any of the following factors upon the market price of its common stock:

•	variations in Corillian’s actual and anticipated operating results;

•	changes in Corillian’s earnings estimates by analysts;

•	Corillian’s failure to meet analysts’ performance expectations or its announced performance expectations;

•	Corillian’s failure to remain listed on the NASDAQ national market; and

•	lack of liquidity.

      The stock markets have recently experienced stock price and volume volatility that has affected companies’ stock prices. The stock markets may continue to experience volatility that may adversely affect the market price of Corillian’s common stock. Stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to their operating performance. Fluctuations such as these may affect the market price of Corillian’s common stock.

      As of March 15, 2004, the 52-week high and low trading prices of Corillian’s common stock, as reported on the NASDAQ National Market, were $8.15 and $0.62, respectively.

Competition in the Market for Internet-Based Financial Services is Intense and Could Reduce Corillian’s Sales and Prevent Corillian from Achieving Profitability

      The market for Internet-based financial services is intensely competitive and rapidly changing. Corillian expects competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share for its products and services. Corillian competes with a number of companies in various segments of the Internet-based financial services industry, and its competitors vary in size and in the scope and breadth of the products and services they offer. Corillian’s primary competitors for software platforms designed to enable financial institutions to offer Internet-based financial services, both domestically and internationally, include S1, Digital Insight, Financial Fusion, Online Resources and Communications and Metavante. Corillian also competes with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere. Within this segment of Corillian’s industry, many companies are consolidating, creating larger competitors with greater resources and a broader range of products.

      Some of Corillian’s applications also compete with companies that offer solutions with similar functionality to Corillian’s solutions, such as Broadvision and Vignette for targeted marketing solutions and Yodlee for aggregated financial data solutions and bill presentment. Corillian also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, Corillian’s customers may develop competing products. For example, a bank or brokerage may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions, including EDS, Fiserv, Jack Henry and Metavante, also offer Internet banking solutions that compete with Corillian’s solutions.

      Many of Corillian’s competitors and potential competitors have a number of significant advantages over Corillian, including:

•	a longer operating history;

•	more extensive name recognition and marketing power;

•	preferred vendor status with Corillian’s existing and potential customers; and

•	significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

      Corillian’s competitors may also bundle their products in a manner that may discourage users from purchasing Corillian’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

Consolidation in the Financial Services Industry Could Reduce the Number of Corillian’s Customers and Potential Customers

      As a result of the mergers and acquisitions occurring in the banking industry today, some of Corillian’s existing customers could terminate their contracts with Corillian and potential customers could break off negotiations with Corillian. An existing or potential customer may be acquired by or merged with another financial institution that uses competing Internet-based financial products and services or does not desire to continue the relationship with Corillian for some other reason, which could result in the new entity terminating the relationship with Corillian.

      In addition, an existing or potential customer may be acquired by or merged with one of Corillian’s existing customers that licenses Corillian’s products under a contract with more favorable terms and that can be applied to the acquired customer’s business operations. This may result in a reduction in Corillian’s anticipated revenues from the acquired customer. Recently, two of Corillian’s largest customers, J.P. Morgan Chase and Bank One, announced their plans to merge.

      One of Corillian’s largest customers, Wachovia Corporation, was acquired by First Union and ceased using Corillian’s software in July 2003.

Corillian May Incur Substantial Losses from Non-Operating Activities, Such as Its Minority Investments in Other Companies, or Lose the Entire Amount Corillian Has Invested in Other Companies

      In the second fiscal quarter of 2000, Corillian made a $3.0 million minority investment in e-Banc, LLC, a Delaware limited liability company. On February 12, 2004, e-Banc changed its name to “Synoran LLC.” Corillian contributed an additional $1.0 million in cash to Synoran during the first quarter of 2003. Corillian does not anticipate making any further cash contributions to Synoran. Under applicable accounting rules, Corillian’s proportionate share of any losses incurred by Synoran will be reflected on its statement of operations as a loss from non-operating activities. These losses may be substantial. During the years ended December 31, 2001, 2002 and 2003, Corillian incurred approximately $592,000, $916,000 and $1.1 million, respectively, in losses from non-operating activities as a result of its investment in Synoran. Corillian may lose a portion or all of its investment in Synoran.

      Corillian may in the future make similar investments in other companies. These investments could result in additional losses for Corillian.

If Corillian Loses Key Personnel, Corillian Could Experience Reduced Sales, Delayed Product Development and Diversion of Management Resources

      Corillian’s success depends largely on the continued contributions of its key management, technical, sales and marketing and professional services personnel, many of whom would be difficult to replace. If one or more of its key employees were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources. Corillian does not have employment agreements with its senior managers or other key personnel.

If Corillian Does Not Develop International Operations as Expected or Fails to Address International Market Risks, Corillian May Not Achieve Anticipated Sales Growth

      To increase its revenues, Corillian pursued direct international sales opportunities and opened an international office. However, international demand for its products and services did not grow significantly during 2001 or 2002, so Corillian significantly reduced its direct investments internationally and is seeking to expand international sales through resellers and selective direct sales efforts. International expansion of its business may be more difficult or take longer than Corillian anticipates, and it may not be able to successfully market, sell, deliver and support its products internationally. Corillian will need to form additional relationships with partners worldwide. These activities require significant investments of time and capital from Corillian. If Corillian is unable to develop international sales on a timely basis or at all, it may not achieve anticipated sales growth, gross margins or operating results. If Corillian is successful in developing international sales, it will be subject to a number of risks associated with international operations, including:

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

      If Corillian fails to address these risks, its results of operations and financial condition may be adversely affected.

Acquisitions May Be Costly and Difficult to Integrate, Divert Management Resources or Dilute Shareholder Value

      Corillian has considered and made strategic acquisitions in the past and in the future may acquire or make investments in complementary companies, products or technologies. Corillian may not be able to successfully integrate these companies, products or technologies. In connection with these acquisitions or investments, Corillian could:

•	issue stock that would dilute its current shareholders’ percentage ownership;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets or incur large impairment charges.

      Future acquisitions also could pose numerous additional risks to Corillian’s operations, including:

•	problems combining the purchased operations, technologies or products;

•	problems integrating the business models of acquisition targets with Corillian’s;

•	unanticipated costs;

•	diversion of management’s attention from Corillian’s core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	entering markets in which Corillian has no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.

If Corillian Becomes Subject to Intellectual Property Infringement Claims, These Claims Could Be Costly and Time Consuming to Defend, Divert Management Attention or Cause Product Delays

      Corillian has in the past been, and may in the future be, sued for allegedly infringing or misappropriating a third-party’s intellectual property rights. Any intellectual property infringement claims against Corillian, with or without merit, could be costly and time-consuming to defend, divert Corillian’s management’s attention, or cause product delays. Corillian expects that software product developers and providers of Internet-based financial services will increasingly be subject to infringement claims as the number of products and competitors in its industry grows and the functionality of products overlaps. If Corillian’s products were found to infringe a third party’s proprietary rights, Corillian could be required to enter into royalty or licensing agreements in order to be able to sell its products. Royalty and licensing agreements, if required, may not be available on terms acceptable to Corillian or at all.

      There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that Corillian’s current or potential future products infringe their intellectual property.

Network or Internet Security Problems Could Damage Corillian’s Reputation and Business

      Corillian has in the past and might in the future experience security incidents involving actual or attempted access to its customers’ systems by unknown third parties. As a result of these types of incidents, Corillian may incur contractual or other legal liabilities. Security risks may also deter financial service providers from purchasing Corillian’s products and deter consumers of financial services from using Corillian’s products or services. Corillian relies on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data over the Internet. Corillian’s networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render Corillian’s Internet security measures inadequate.

      Someone who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in Corillian’s Internet operations. Corillian may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing Internet sites that deliver Corillian’s services, any of which could harm Corillian’s business.

New Technologies Could Render Corillian’s Products Obsolete

      If Corillian is unable to develop products that respond to changing technology, Corillian’s business could be harmed. The market for Internet-based financial services is characterized by rapid technological change, evolving industry standards, changes in consumer demands and frequent new product and service introductions.

      Advances in Internet technology or in applications software directed at financial services could lead to new competitive products that have better performance or lower prices than Corillian’s products and could render its products obsolete and unmarketable. Corillian’s Voyager solutions were designed to run on servers using the Windows NT, Windows 2000 and Windows 2003 operating systems. If a new software language or operating system becomes standard or is widely adopted in Corillian’s industry, Corillian may need to rewrite portions of its products in another computer language or for another operating system to remain competitive.

Defects in Corillian’s Solutions and System Errors in Its Customers’ Data Processing Systems After Installing Corillian’s Solutions Could Result in Loss of Revenues, Delay in Market Acceptance and Injury to Corillian’s Reputation

      Complex software products like Corillian’s may contain undetected errors or defects that may be detected at any point in the life of the product. Corillian has in the past discovered software errors in its products. After implementation, errors may be found from time to time in Corillian’s new products or services, its enhanced products or services, or products or services Corillian resells for strategic partners, such as Yodlee’s data aggregation service. These errors could cause Corillian to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages, injury to Corillian’s reputation or increased warranty costs.

Corillian’s Products and Services Must Interact With Other Vendors’ Products, Which May Not Function Properly

      Corillian’s products are often used in transaction processing systems that include other vendors’ products, and, as a result, Corillian’s products must integrate successfully with these existing systems. System errors, whether caused by Corillian’s products or those of another vendor, could adversely affect the market acceptance of its products, and any necessary modifications could cause Corillian to incur significant expenses.

If Corillian Becomes Subject to Product Liability Litigation, it Could be Costly and Time Consuming to Defend

      Since Corillian’s products are used to deliver services that are integral to its customers’ businesses, errors, defects or other performance problems could result in financial or other damages to Corillian’s customers. Product liability litigation arising from these errors, defects or problems, even if it were unsuccessful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in Corillian’s license agreements.

If Corillian is Unable to Protect Its Intellectual Property, Corillian May Lose a Valuable Competitive Advantage or be Forced to Incur Costly Litigation to Protect Its Rights

      Corillian’s future success and ability to compete depends in part upon its proprietary technology, but its protective measures may prove inadequate. Corillian relies on a combination of copyright, trademark, patent and trade secret laws and contractual provisions to establish and protect its proprietary rights. None of

Corillian’s technology is patented. Corillian has obtained federal trademark registration for some of its marks and its logo. Corillian has applied for, but has not yet obtained, patents on technology it has developed. If Corillian does not receive approval for these patents, it may be unable to use this technology without restriction or prevent others from using this technology.

      Despite Corillian’s efforts to protect its intellectual property, a third party could copy or otherwise obtain Corillian’s software or other proprietary information without authorization, or could develop software competitive to Corillian’s. Corillian’s competitors may independently develop similar technology, duplicate its products or design around Corillian’s intellectual property rights. In addition, the laws of some foreign countries do not protect Corillian’s proprietary rights to as great an extent as do the laws of the United States, and Corillian expects the use of its products will become more difficult to monitor if Corillian increases its international presence.

      Corillian may have to litigate to enforce its intellectual property rights, to protect its trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending Corillian’s intellectual property rights is expensive, could cause the diversion of Corillian’s resources and may not prove successful. If Corillian is unable to protect its intellectual property, it may lose a valuable competitive advantage.

Increasing Government Regulation of the Internet and the Financial Services Industry Could Limit the Market for Corillian’s Products and Services, Impose on Corillian Liability for Transmission of Protected Data and Increase Its Expenses

      Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as Corillian’s solutions. Corillian believes its business does not currently subject it to any of these rules or regulations that would adversely affect Corillian’s business. However, these rules and regulations are new and may be interpreted to apply to Corillian’s business in a manner that could make its business more onerous or costly.

      As the Internet continues to evolve, Corillian expects federal, state and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services.

      If enacted or deemed applicable to Corillian, some laws, rules or regulations applicable to financial service activities could render Corillian’s business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Corillian’s customers must ensure its services and related products work within the extensive and evolving regulatory requirements applicable to them. Corillian may become subject to direct regulation as the market for our business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting Corillian’s business operations, such as requiring Corillian to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting Corillian’s customers’ businesses, could lead to increased operating costs and could also reduce the convenience and functionality of Corillian’s services, possibly resulting in reduced market acceptance.

      A number of proposals at the federal, state and local level and by the governments of significant foreign countries would, if enacted, expand the scope of regulation of Internet-based financial services and could impose taxes on the sale of goods and services and other Internet activities. Any development that substantially impairs the growth of the Internet or its acceptance as a medium for transaction processing could have a material adverse effect on Corillian’s business, financial condition and operating results.

Item 2.	Properties

      Corillian’s corporate headquarters are located in Hillsboro, Oregon. Corillian leases approximately 122,000 square feet at its World Campus, and the lease for this space expires in October 2007. Corillian also leases approximately 22,000 square feet in another office building in Beaverton, Oregon, of which approximately 13,000 square feet are currently sub-leased, and the lease for this space expires in February 2005. From time to time, Corillian leases office space in foreign countries on a daily or weekly basis. Corillian does not own or lease any other properties or facilities. In May 2003, Corillian vacated a portion of its corporate headquarters in Hillsboro, Oregon. Corillian is currently evaluating its options with respect to identifying a sub-lessee for all or part of this office space. Depending on the outcome of this process, Corillian may be required to record a loss under the provisions of Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Item 3.	Legal Proceedings

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

      Corillian’s Common Stock is traded on the NASDAQ National Market under the symbol “CORI”. Public trading of the Common Stock commenced on April 12, 2000. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported by the NASDAQ National Market:

	High	Low

Year ended December 31, 2002
First Quarter	$4.80	$2.25
Second Quarter	$3.43	$1.59
Third Quarter	$2.22	$0.85
Fourth Quarter	$1.75	$0.71

Year ended December 31, 2003
First Quarter	$1.00	$0.61
Second Quarter	$2.10	$0.64
Third Quarter	$4.20	$1.70
Fourth Quarter	$7.45	$3.52

      As of March 15, 2004, Corillian’s common stock was held by an estimated 137 shareholders. Brokers and other institutions hold many of such shares on behalf of shareholders.

      Corillian has never declared or paid any cash dividends on its Common Stock. Corillian currently intends to retain its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data and other operating information are derived from Corillian’s audited consolidated financial statements. The tables shown below represent portions of Corillian’s consolidated financial statements and are not complete. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Corillian’s

audited consolidated financial statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of the results of operations in future periods.

	Year Ended December 31,

	1999	2000	2001		2002		2003

	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$7,736	$30,853	$53,848		$39,141		$46,132
Gross profit	1,085	8,354	23,491		18,719		25,631
Income (loss) from operations	(10,393)	(35,169)	(48,998	)(1)	(15,910	)(2)	6,396
Net income (loss)	(9,994)	(33,255)	(49,301)		(17,257)		5,126
Net income (loss) per share:
Basic	$(1.37)	$(1.33)	$(1.42)		$(0.49)		$0.14
Diluted	$(1.37)	$(1.33)	$(1.42)		$(0.49)		$0.14
Weighted average shares:
Basic	7,399	25,106	34,645		35,477		36,431
Diluted	7,399	25,106	34,645		35,477		37,813

(1)	Corillian recorded restructuring and impairment charges of $18,097 during the year ended December 31, 2001. See Note 9 to the consolidated financial statements for further discussion.

(2)	Corillian recorded restructuring and litigation settlement charges of $682 and $2,580, respectively, during the year ended December 31, 2002. See Notes 7 and 9 to the consolidated financial statements for further discussion.

	December 31,

	1999	2000	2001	2002	2003

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,502	$49,150	$15,798	$16,721	$26,243
Restricted cash	—	—	—	1,003	—
Investments	10,357	—	1,905	910	601
Working capital	16,976	41,299	17,759	5,924	14,417
Total assets	25,902	101,158	50,243	37,479	42,818
Debt and capital leases, long-term portion	177	5,265	3,730	1,600	1,075
Redeemable convertible preferred stock	31,501	—	—	—	—
Total shareholders’ equity (deficit)	(11,706)	72,593	28,104	13,121	19,554

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, Bank One, The Huntington National Bank, Charter One Bank and SunTrust Bank.

      Substantially all of Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognizes revenues for licenses, implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance services are recognized ratably over the term of the associated maintenance contract. Revenues derived from hosting and consulting services are recognized as the services are performed. Corillian generally licenses Corillian Voyager on an end user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users.

      The market for new sales of Internet banking solutions continued to be challenging in 2003 due to various factors, including conservative information technology spending, a maturing of the market for Internet banking solutions and budget priorities of financial institutions. Corillian only signed one new customer during 2003, Charter One Bank. The majority of Corillian’s license revenues in 2003 came from sales to existing customers. Despite these trends, Corillian significantly improved its operating performance by increasing sales to existing customers and reducing operating expenses. To address the sales challenges experienced during 2003, Corillian restructured its sales force and marketing organization during the second half of 2003. Moving forward, Corillian will focus on developing additional applications to complement its market position within retail Internet banking and selling products and services to new and existing customers.

      Revenues for 2003 were $46.1 million, as compared to revenues of $39.1 million and $53.8 million in 2002 and 2001, respectively. The increase in revenues was primarily due to an increase in consolidated software license and professional service revenues of approximately $4.6 million during 2003, as compared to 2002, including an increase of $1.8 million in sales from additional licenses to existing customers. The increase in revenues was also due to an increase in consolidated maintenance revenues of approximately $1.9 million in 2003, as compared to 2002, as Corillian’s installed customer based increased from 2002 to 2003. The lower revenues in 2002 and 2003, as compared to 2001, were primarily attributable to fewer new customer contracts signed in 2002 and 2003, which resulted in both lower software license and professional service revenues.

      During 2003, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 28% of consolidated revenues. During 2002 and 2001, one customer accounted for approximately 11% and 16%, respectively, of consolidated revenues.

      Gross profit as a percentage of revenues improved to 55.6% in 2003, as compared to 47.8% and 43.6% in 2002 and 2001, respectively. The increase in gross profit as a percentage of revenues during 2003, as compared to 2002, was mainly due to the increase in sales of additional licenses to existing customers and the $1.0 million of gross profit recognized during 2003 from projects on which Corillian had used the “zero profit” methodology for revenue recognition. This increase was partially offset by use of Corillian’s research and development personnel during 2003 to provide services for Corillian’s customers, which resulted in reclassification of approximately $1.1 million in research and development expenses related to these personnel to cost of revenues. The increase in gross profit as a percentage of revenues during 2002, as compared to 2001, was mainly due to a higher percentage of license revenues as compared to total revenues, as well as improved utilization of personnel performing professional services and an increased number of customers receiving post-contractual customer support.

      Corillian reported net income of $5.1 million for 2003, as compared to net losses of $17.3 million and $49.3 million in 2002 and 2001, respectively. The increase in Corillian’s net income in 2003, as compared to 2002, resulted from the increase in revenues and improved gross margins discussed above and corporate cost containment initiatives implemented throughout 2002 and 2003.

      Corillian’s overall financial position strengthened significantly during 2003. Corillian generated $11.3 million in net cash from operations during 2003 and had $26.8 million in cash, cash equivalents and short-term investments as of December 31, 2003, as compared to $18.6 million in cash, restricted cash, cash equivalents and short-term investments as of December 31, 2002. Working capital improved from $5.9 million as of December 31, 2002 to $14.4 million as of December 31, 2003.

      Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has accumulated a deficit of approximately $107.9 million as of December 31, 2003. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, income taxes, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition and accruals for contracts in loss positions. Corillian’s policy and related procedures for software revenue recognition are summarized below.

      Revenue Recognition. Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification, in general, of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

      Revenues on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, are allocated to the elements using the residual method specified in SOP

No. 98-9. Corillian has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. The hosting element can be accounted for separately from the license element, as the customer can take possession of the software without significant penalty, in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate). Under the residual method, the full fair value of post-contractual customer support and hosting services are deferred and subsequently recognized as the services are performed. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

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

      Pursuant to SOP No. 81-1, on projects where ultimate recoverability is questionable due to inherent hazards, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations.

      In arrangements where Corillian does not have an obligation to install its products, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If Corillian determines that the customer or reseller can successfully install Corillian’s products in a production environment, Corillian will recognize non-refundable license fees for future arrangements in the period in which collectibility of the license fees is probable, assuming all other SOP No. 97-2 revenue recognition criteria are met.

Results of Operations

      The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in Corillian’s audited consolidated statements of operations.

	Year Ended December 31,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	56.4	52.2	44.4

Gross profit	43.6	47.8	55.6

Operating expenses:
Sales and marketing	37.3	29.9	13.9
Research and development	21.8	19.8	12.9
General and administrative	25.9	28.2	14.8
Amortization of goodwill and other intangible assets	11.4	—	—
Amortization of deferred stock-based compensation	4.7	2.3	0.1
Litigation settlement charges	—	6.6	—
Restructuring and impairment charges	33.6	1.7	—

Total operating expenses	134.7	88.5	41.7

Income (loss) from operations	(91.1)	(40.7)	13.9
Other income (expense), net	(0.6)	(3.4)	(2.5)

Net income (loss) before income taxes	(91.7)%	(44.1)%	11.4%
Income taxes	—	—	0.3

Net income (loss)	(91.7)%	(44.1)%	11.1%

Comparison of Years Ended December 31, 2001, 2002 and 2003

     Revenues

      Revenues decreased from $53.8 million for 2001 to $39.1 million for 2002. The decrease was primarily due to the decrease in revenues generated from Corillian’s international operations and Corillian Services, Inc., a business unit of Corillian that provided consulting services related to non-Corillian products for financial institutions. Corillian’s international operations generated approximately $826,000 in revenues during the year ended December 31, 2002, a decrease of approximately $8.4 million as compared to 2001. This reduction in international revenues was the result of licensing software and performing professional services for fewer international customers.

      Corillian Services, Inc. generated $2.2 million in revenues during 2002, a decrease of approximately $6.0 million as compared to 2001. This reduction was the result of Corillian Services, Inc. performing services on fewer projects for third-party customers. As part of Corillian’s restructuring actions during the fourth quarter of 2001, Corillian Services, Inc. closed its Los Angeles headquarters and reduced its headcount by 41 professional services personnel.

      The decrease in revenues in 2002, as compared to 2001, was also caused by a reduction in revenues of $475,000 recorded by Corillian during the three-month period ended June 30, 2002, related to the modification of contractual obligations for one of Corillian’s customers as a result of a contract dispute.

      Revenues increased from $39.1 million for 2002 to $46.1 million for 2003. This increase in revenues was primarily due to an increase in consolidated software license and professional service revenues of approximately $4.6 million during 2003, as compared with 2002. This increase was partially due to an increase of $1.8 million in sales of additional licenses to existing customers during 2003, as compared with 2002. The majority of the revenues from these additional license sales is recognized in the period in which the licenses are sold. The increase in revenues during 2003 was also due to an increase in consolidated maintenance revenues of approximately $1.9 million, as compared with 2002, as Corillian’s installed customer base increased from 2002 to 2003.

      Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenue and expense recognized from these projects accounted for under the “zero profit” methodology during 2002 and 2003, was approximately $271,000 and $714,000 respectively. As all three of this customer’s projects were completed and accepted during 2003, Corillian recognized an additional $1.0 million of revenues related to these projects, which had been previously deferred until completion of the projects, during 2003. Since all cost of revenues associated with these projects had been previously recognized using the “zero profit” methodology, recognition of this deferred revenue resulted in the corresponding recognition of $1.0 million in gross profit during 2003. No further revenues were deferred on these projects as of December 31, 2003.

      Corillian’s international operations contributed approximately $659,000 to Corillian’s consolidated revenues in 2003, as compared with $826,000 to Corillian’s consolidated revenues in 2002. Corillian Services, Inc. contributed $475,000 to Corillian’s consolidated revenues for 2003, as compared with approximately $2.2 million to Corillian’s consolidated revenues for 2002. Because of the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002 and the subsequent reduction in employees throughout Corillian’s international operations, Corillian does not expect its international operations to generate significant revenues during fiscal 2004. Corillian is pursuing ways in which to increase revenues derived from its international operations through resellers. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenues from international operations will comprise a significant percentage of its consolidated revenues. Corillian anticipates that revenues from Corillian Services, Inc. in 2004 will be lower as compared with the revenues from Corillian Services, Inc. during 2003.

      As of December 31, 2003, Corillian had a backlog of unfilled orders of $37.2 million, as compared to a backlog of $38.1 million as of December 31, 2002. Backlog decreased during 2003, as revenues recognized were greater than sales during this period. Although Corillian signed several contracts with existing customers during 2003, Corillian signed contracts with only one new customer during this period.

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

     Cost of Revenues

      Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support.

      Cost of revenues decreased from $30.4 million for 2001 to $20.4 million for 2002. Gross profit increased as a percentage of revenues from 43.6% in 2001 to 47.8% in 2002. The increase in gross profit as a percentage of revenues during 2002 was mainly due to improved utilization of personnel performing professional services and an increased number of customers receiving post-contractual customer support. Corillian also decreased the number of its professional services personnel from 152 as of December 31, 2001, to 131 as of December 31, 2002. Cost of revenues associated with Corillian Services, Inc. decreased by approximately $10.1 million in 2002, from $11.9 million for 2001 to $1.8 million for 2002. This decrease in Corillian

Services, Inc.’s cost of revenues was primarily due to the closure of its Los Angeles headquarters and the reduction in its headcount by 41 professional services personnel during the fourth quarter of 2001.

      Cost of revenues remained essentially flat from approximately $20.4 million in 2002, to $20.5 million in 2003. Gross profit increased as a percentage of revenues from 47.8% in 2002, to 55.6% in 2003. The increase in gross profit as a percentage of revenues during 2003, as compared to 2002, was mainly due to the increase of $1.8 million in sales of additional licenses to existing customers and the $1.0 million of gross profit recognized during 2003 from projects on which Corillian had used the “zero profit” methodology for revenue recognition. This increase was partially offset by use of Corillian’s research and development personnel during 2003 to provide services for Corillian’s customers, which resulted in reclassification of approximately $1.1 million in research and development expenses related to these personnel to cost of revenues. The increase in gross profit as a percentage of revenues is also partially attributable to improved margins on hosting services and post-contractual customer support.

Operating Expenses

      Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities.

      Sales and marketing expenses decreased from $20.1 million for 2001 to $11.7 million for 2002. The decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency implemented during the fourth quarter of 2001 and second quarter of 2002. Corillian decreased the number of its sales and marketing personnel from 67 as of December 31, 2001, to 31 as of December 31, 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, domestic sales and marketing expenses decreased by $3.8 million for 2002, as compared to 2001. The decrease was also attributable to a decrease of approximately $3.4 million in direct international sales and marketing expenses and a decrease of approximately $1.2 million in Corillian Services, Inc. sales and marketing expenses for 2002, as compared to 2001.

      Sales and marketing expenses decreased from $11.7 million for 2002 to $6.4 million for 2003. This decrease was mainly a result of Corillian’s restructuring actions to improve operational efficiency during the second quarter of 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, direct international sales and marketing expenses decreased by approximately $3.0 million and domestic sales and marketing expenses decreased by approximately $2.0 million in 2003, as compared to 2002.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.

      Research and development expenses decreased from $11.7 million for 2001 to $7.7 million for 2002. This decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its research and development personnel from 62 as of December 31, 2001, to 49 as of December 31, 2002, and significantly reduced third-party research and development expenses during 2002, as compared to 2001. The decrease from 2001 to 2002 would have been even larger if not for the impact of approximately $1.7 million of funded research and development recorded as a reduction of research and development expense during the three-month period ended September 30, 2001.

      Research and development expenses decreased from $7.7 million for 2002 to $6.0 million in 2003. This decrease was mainly due to certain Corillian research and development personnel providing services for Corillian’s customers during 2003, which resulted in the reclassification of approximately $1.1 million in research and development expenses related to these personnel to cost of revenues in 2003. This decrease was also due to Corillian’s restructuring actions during the second quarter of 2002 and other corporate cost containment initiatives. The decrease would have been larger if not for the impact of approximately $290,000 of funded research and development recorded as a reduction of research and development expense during the three-month period ended March 31, 2002.

      Research and development expenses, to a certain extent, could fluctuate in future periods due to the additional funding of Corillian’s research and development activities by customers accounted for under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 68, Research and Development Arrangements (Statement No. 68), as well as internal funding for the development of new products and enhancements to existing products and the use of Corillian’s research and development personnel to provide services for Corillian’s customers.

      General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expense and other general corporate expenses.

      General and administrative expenses decreased from $14.0 million for 2001 to $11.0 million for 2002. The decrease was mainly due to Corillian’s restructuring actions during the fourth quarter of 2001 and second quarter of 2002 and other corporate cost containment initiatives, as Corillian decreased the number of its general and administrative personnel from 46 as of December 31, 2001, to 35 as of December 31, 2002. During 2002, direct domestic and Corillian Services, Inc. general and administrative expenses decreased by approximately $529,000 and $2.4 million, respectively, mainly due to the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002. Domestically, the effect of these restructuring actions was partially offset by a $562,000 charge recorded in general and administrative expense during the three-month period ended June 30, 2002. This charge related to the settlement of a contract dispute in August 2002. Internationally, during 2002, Corillian recognized charges of approximately $1.0 million to write-off customer receivables and to establish an allowance for doubtful accounts. This charge was almost entirely offset by the decrease in international general administrative expenses caused by the restructuring actions implemented during the fourth quarter of 2001 and second quarter of 2002.

      General and administrative expenses decreased from $11.0 million for 2002 to $6.8 million for 2003. The decrease was caused by a decrease of approximately $2.1 million in international general and administrative expense, which was mainly due to charges totaling approximately $1.0 million recognized during 2002 to establish an allowance for doubtful accounts for certain receivables. The remainder of the decrease in international general and administrative expense was primarily attributable to the winding down of Corillian’s international operations towards the end of 2002 and beginning of 2003.

      The remaining decrease in general and administrative expense during 2003, as compared to 2002, was partially due to a $562,000 charge discussed above, which was recorded in general and administrative expense during the three-month period ended June 30, 2002. During the three-month period ended June 30, 2003, Corillian entered into a settlement agreement with its insurance company regarding this contract dispute. Under this agreement, Corillian’s insurance company agreed to pay Corillian $250,000 in cash, which was received in July 2003. Corillian recorded this settlement as a reduction in general and administrative expense for the three-month period ended June 30, 2003. The remaining decrease was also due to reduced legal expenses, as Corillian’s dispute with KeyBank was settled in October 2002, as well as general cost savings realized throughout the period as a result of corporate cost containment initiatives.

      On November 14, 2003, Steve Sipowicz stepped down as Corillian’s Chief Financial Officer and Secretary. Mr. Sipowicz is serving as Corillian’s financial advisor for a six-month period following his departure. Mr. Sipowicz will receive $100,000 as severance and $2,000 per month during the period he serves as financial advisor. Corillian recorded a charge of $100,000 related to Mr. Sipowicz’s severance agreement as general and administrative expense during the three-month period ended September 30, 2003.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was $6.1 million, $0 and $0 in 2001, 2002 and 2003, respectively, reflecting amortization of customer relationships, workforce and goodwill acquired as part of Corillian’s acquisition of Hatcher Associates Inc. in November 2000. During the fourth quarter of 2001, Corillian recorded an impairment charge of $16.8 million, which was the entire remaining balance of goodwill and other intangible assets resulting from Hatcher acquisition. This impairment charge was a component of restructuring charges recorded in 2001.

      Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount was being amortized over the respective vesting periods of these options on an accelerated basis. For 2001, 2002 and 2003, amortization of deferred stock-based compensation was $2.5 million, $885,000 and $35,000, respectively. All deferred stock-based compensation was amortized as of March 31, 2003.

      Litigation Settlement Charges. In October 2002, Corillian and KeyBank settled a dispute surrounding KeyBank’s allegations that one of Corillian’s employees used KeyBank’s trade secrets in performing work for Corillian. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $750,000. $1.4 million of the cash was paid to KeyBank during the fourth quarter of 2002 and $250,000 of the cash was paid on November 16, 2003. Corillian will pay the remaining $175,000 in cash, which was included in other current liabilities as of December 31, 2003, to KeyBank on November 16, 2004. Corillian issued the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

      Restructuring and Impairment Charges. During the fourth quarter of 2001, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. The restructuring actions taken in 2001 included the reorganization of operational and management responsibilities and closure of Corillian Services, Inc.’s (formerly Hatcher Associates Inc.) Los Angeles headquarters. These actions resulted in a net reduction of worldwide headcount of 125, of which 41 were employees of Corillian Services, Inc. Restructuring charges recorded in connection with these actions totaled $1.3 million and consisted of severance-related costs of $1.2 million, $90,000 in losses recognized on the sale of equipment, and lease cancellation costs of $27,000. This restructuring effort was substantially completed as of December 31, 2001. Of the cash restructuring charges of $1.0 million, approximately $889,000 was paid in 2001 and the remainder was paid during the first half of 2002.

      In the fourth quarter of 2001, Corillian determined that the goodwill and other intangible assets recorded in connection with the acquisition of Corillian Services, Inc. were impaired and Corillian recorded an impairment of the entire goodwill and other intangible assets balance of approximately $16.8 million. In accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management reviewed the goodwill and other intangible asset balances for impairment as Corillian Services, Inc.’s operating results and forecasted future results indicated the carrying amount of these assets were not recoverable. The impairment analysis was based on projected undiscounted cash flows, which were no longer adequate to support the carrying value of goodwill and other intangible assets associated with the business.

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

Other Income (Expense), Net

      Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items. Other expense, net, increased from $303,000 in 2001 to $1.3 million in 2002. This increase was mainly the result of a reduction in interest income earned of approximately $1.0 million during 2002, as compared to 2001. This decrease in interest income was due to lower interest rates and decreased cash, cash equivalents and short-term investment balances.

      Other expense, net, decreased from $1.3 million in 2002 to $1.1 million in 2003. This decrease was mainly due to a decrease in interest expense of approximately $298,000 during 2003, as compared to 2002, as well as an increase in interest income of approximately $40,000 during 2003, as compared to 2002. This decrease was partially offset by a $217,000 increase in Corillian’s proportionate share of Synoran’s net loss during 2003, as compared to 2002.

Income Taxes

      No provision for federal, state or foreign income taxes was recorded for 2001 or 2002 because Corillian had incurred net operating losses in each of those years. Corillian was profitable during 2003. Although net operating loss carryforwards were used to offset taxable income for regular tax purposes, Corillian was subject to alternative minimum tax because only 90 percent of taxable income may be offset by net operating loss carryforwards for alternative minimum tax purposes. As a result, Corillian recorded an income tax charge of approximately $124,000 during 2003 primarily related to alternative minimum taxes.

      As of December 31, 2003, Corillian had federal and state net operating loss carryforwards of approximately $59.2 million and foreign net operating loss carryforwards of approximately $13.5 million to offset against future taxable income and research and experimentation credits of $2.9 million. These carryforwards expire in 2004 through 2023. Corillian had net deferred tax assets, including Corillian’s net operating loss carryforwards and tax credits, of $30.6 million as of December 31, 2003. A full valuation allowance has been recorded against the net deferred tax asset balance due to uncertainties regarding the realizability of the asset balance.

Liquidity and Capital Resources

      As of December 31, 2003, Corillian had $26.8 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds with original maturities from 0 to 180 days, as compared to $18.6 million as of December 31, 2002. In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. Approximately $2.6 million was outstanding under this line of credit as of December 31, 2003. As of this date, an additional $1.0 million was available for borrowing under this amended line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, debt coverage ratio and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of December 31, 2003. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

      Net cash provided by (used in) operating activities was ($26.3 million), $2.7 million and $11.3 million for 2001, 2002 and 2003, respectively. The increase in net cash provided by operations from 2001 to 2002 resulted primarily from a decrease in net loss, net of non-cash expenses including depreciation, amortization of deferred stock-based compensation, and bad debt expense, as well as decreases in accounts receivable and revenue in excess of billing and an increase in deferred revenue.

      The increase in net cash provided by operations from 2002 to 2003 resulted primarily from an increase in net income, as well as the decrease in restricted cash and other current assets related to the completion and acceptance of a customer’s project, which resulted in the release of $1.7 million from an escrow account to

Corillian and $1.0 million in cash becoming unrestricted during 2003. During the third quarter of 2002, Corillian deposited the $1.7 million into an escrow account pending successful completion of a customer project. Of this amount, $1.2 million was funded by a receivable from this customer. During the third quarter of 2003, Corillian completed the final milestone of this project and all amounts held on deposit in the escrow account were released to Corillian. Corillian also agreed to deposit and maintain the $1.0 million in cash in a corporate bank account with this customer, which was deposited in October 2002. These funds were initially classified as restricted cash because Corillian was required to maintain the funds on deposit and could not use the funds without violating the agreement. During the second quarter of 2003, Corillian and the customer amended the terms of the contract to remove the requirement that Corillian maintain the funds on deposit with the customer. As a result, these funds became classified as unrestricted during the second quarter of 2003.

      This increase in net cash provided by operations was partially offset by an increase in accounts receivable in 2003, as compared to 2002, which was mainly due to a large additional seat license billing made in December 2003 that was not paid as of December 31, 2003.

      Net cash provided by (used in) investing activities was ($8.2 million), $215,000 and ($1.8 million) for 2001, 2002 and 2003, respectively. Net cash used in investing activities during 2001 consisted of $6.3 million of property and equipment purchases, as Corillian continued its build-out of its corporate headquarters and international facilities, as well as $1.9 million of investment purchases. During 2002, net cash provided by investing activities consisted of $995,000 in proceeds from the maturities of investments, which were partially offset by $780,000 of property and equipment purchases. During 2003, net cash used in investing activities consisted of $1.1 million of property and equipment purchases and a $1.0 million cash investment in Synoran, offset by $309,000 in proceeds received from the maturities of investments.

      Net cash provided by (used in) financing activities was $1.1 million, ($2.1 million) and $32,000 for 2001, 2002 and 2003, respectively. Net cash provided by financing activities in 2001 consisted primarily of $2.0 million in proceeds from the issuance of common stock, offset, in part, by net principal payments on line of credit borrowings and capital lease obligations of $535,000 and $384,000, respectively. Net cash used in financing activities in 2002 consisted primarily of net principal payments on line of credit borrowings and capital lease obligations of $2.2 million and $467,000, respectively. This usage was partially offset by $576,000 in proceeds received from the issuance of common stock. During 2003, net cash provided by financing activities consisted of $1.3 million in proceeds received from the issuance of common stock, which was almost entirely offset by $860,000 and $381,000 in net repayments on long-term borrowings and capital lease obligations, respectively.

      Working capital increased from $5.9 million as of December 31, 2002, to $14.4 million as of December 31, 2003. This increase was primarily attributable to a net increase in cash, cash equivalents, restricted cash and short-term investments of approximately $8.2 million, as well as an increase in accounts receivable of approximately $2.1 million. These increases were partially offset by an increase in deferred revenue of approximately $1.6 million.

      In May 2000, Corillian entered into a lease for its new corporate headquarters, which is located in Hillsboro, Oregon and consists of approximately 122,000 square feet. The lease has a term of seven years, but Corillian has the right to renew the lease for a term of five years on two separate occasions. Under the terms of this lease, Corillian’s monthly rent ranges from approximately $214,000 in the first year to approximately $244,000 in the seventh year. Corillian also leases approximately 22,000 square feet in another office building in Beaverton, Oregon, of which approximately 13,000 square feet are currently sub-leased, and the lease for this space expires in February 2005. Under the terms of this lease, Corillian’s monthly rent is approximately $29,000. Corillian receives approximately $6,000 per month from the sub-leasing of a portion of this office building.

      Corillian had no material financial obligations as of December 31, 2003, other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to pay KeyBank approximately $175,000 in cash on November 16, 2004. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to its current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

      Corillian is contractually obligated to make the following payments as of December 31, 2003:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(in thousands)
Litigation settlement	$175	$175	$—	$—	$—
Lines of credit	2,763	1,617	731	415	—
Capital lease obligations	35	21	14	—	—
Operating lease obligations	11,038	3,108	5,732	2,198	—

Total contractual obligations	$14,011	$4,921	$6,477	$2,613	$—

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

Interest Rate Sensitivity

      As of December 31, 2003, Corillian had $26.8 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds with original maturities from 0 to 180 days, as compared to $18.6 million as of December 31, 2002. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income.

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

3. Selected Quarterly Results of Operations

The Selected Quarterly Results of Operations required by this Item 8 are included in Note 11 to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Based on an evaluation under the supervision and with the participation of Corillian’s management, including Corillian’s chief executive officer and chief financial officer, as of December 31, 2003, Corillian’s chief executive officer and chief financial officer have concluded that Corillian’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Exchange Act) are effective to ensure that information required to be disclosed by Corillian in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      During the three-month period ended December 31, 2003, there were no changes in Corillian’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Corillian’s internal control over financial reporting. Corillian’s chief executive officer and chief financial officer do not expect that Corillian’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Corillian’s chief executive officer and chief financial officer do believe Corillian’s internal control systems over financial reporting provide reasonable assurance that their objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

      Information called for by Part III, Item 10, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 10, 2004, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2003, the Company’s fiscal year end.

      Corillian has adopted a code of ethics for its Chief Executive Officer and senior financial officers. Corillian will provide a copy of this code of ethics to shareholders free of charge upon request. To request a copy, send a written request to Corillian Corporation, Attention: Investor Relations, 3400 NW John Olsen Place, Hillsboro, Oregon 97124, and include the address to which the document should be mailed.

Item 11.	Executive Compensation

      Information called for by Part III, Item 11, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 10, 2004, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2003, the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 10, 2004, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2003, the Company’s fiscal year end.

Equity Compensation Plan Information

      In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan and authorized the issuance of 1,000,000 shares of common stock under the plan. This plan was adopted as a retention plan for Corillian’s employees. The Company may not grant stock options under this plan to any existing directors or officers. A significant number of stock options outstanding under Corillian’s previously approved stock option plans had exercise prices that were significantly higher than Corillian’s stock price in May 2003, and Corillian did not anticipate that those stock options would be exercised in the near future or at all, absent extraordinary stock price appreciation. The Board carefully evaluated the alternatives available for providing incentives for and retaining employees and decided to make additional option grants rather than conducting a company-wide option cancellation program or re-pricing. As a result of this decision, the Board decided that it was necessary to adopt this plan. The Board acted to keep the long-term interests of Corillian’s workforce tightly aligned with the long-term interests of shareholders and to counter any financial incentive competitors might offer to Corillian employees. Corillian does not intend to adopt or materially modify any stock compensation plans in the future without shareholder approval.

      The following table provides information as of December 31, 2003 about Corillian’s common stock that may be issued to employees, consultants or directors under Corillian’s currently existing equity compensation plans:

	Securities Authorized for Issuance Under Equity Compensation Plans

			Number of shares
	Number of shares		remaining available
	to be issued upon	Weighted-average	for issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans

Equity compensation plans approved by shareholders	5,694,578 (1)	$3.45	888,894	(2)(3)
Equity compensation plans not approved by shareholders	906,500	3.96	93,500

	6,601,078	$3.51	982,394

(1)	Excludes 1,170 shares of Corillian’s common stock that are issuable upon the exercise of outstanding options that were assumed in connection with Corillian’s acquisition of Hatcher Associates Inc. (now Corillian Services, Inc.), with a weighted average exercise price of $7.05.

(2)	Includes 654,415 shares remaining available for purchase under Corillian’s 2000 Stock Incentive Compensation Plan. The 2000 Stock Incentive Compensation Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Stock Option Plan as of the effective date of the 2000 Stock Incentive Compensation Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. Excludes 369,123 additional shares of common stock that became available for purchase under the 2000 Stock Incentive Compensation Plan on January 1, 2004 pursuant to the evergreen formula. Also excludes shares that will become issuable under the 2000 Stock Incentive Compensation Plan if and when they cease to be subject to outstanding awards (other than by reason of exercise or settlement of the awards) under our 1997 Stock Option Plan.

(3)	Includes 234,479 shares remaining available for issuance under Corillian’s 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 333,333 additional shares of common stock that became available for issuance under the 2000 Employee Stock Purchase Plan on January 1, 2004 pursuant to the evergreen formula.

Item 13.	Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 10, 2004, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2003, the Company’s fiscal year end.

Item 14.	Principal Accountant Fees and Services

      Information called for by Part III, Item 14, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 10, 2004, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2003, the Company’s fiscal year end.

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

Exhibit
No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)
10.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)
10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.6*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.7	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 30, 2001 (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-K for the year ended December 31, 2001)
10.8*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)
10.9*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)
10.10	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
10.11*	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit
No.	Description

10.12*	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)
10.13*	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)
10.14	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated June 16, 2003 (incorporated by reference to Exhibit 10.4 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)
10.15*	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)
10.16*	Form of Severance Agreement for Certain Employees (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)
10.17*	Separation Agreement and General Release between Corillian Corporation and Steve Sipowicz, dated September 30, 2003 (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see page 38).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

      (b) Reports on Form 8-K:

      On April 23, 2003, Corillian furnished a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three-month period ended March 31, 2003.

      On July 23, 2003, Corillian furnished a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three-month period ended June 30, 2003.

      On October 22, 2003, Corillian furnished a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three-month period ended September 30, 2003.

      On February 3, 2004, Corillian furnished a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three and twelve-month periods ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004.

CORILLIAN CORPORATION

By	/s/ PAUL K. WILDE

Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

      Each person whose individual signature appears below hereby authorizes and appoints Paul K. Wilde and Alex P. Hart, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities

/s/ ALEX P. HART Alex P. Hart	Chief Executive Officer and Director Principal Executive Officer

/s/ PAUL K. WILDE Paul K. Wilde	Chief Financial Officer Principal Financial and Accounting Officer

/s/ ROBERT G. BARRETT Robert G. Barrett	Director

/s/ ERIC DUNN Eric Dunn	Director

/s/ RAVI MOHAN Ravi Mohan	Director

/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director

Exhibit
No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)
10.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)
10.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.4	Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)
10.5	Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)
10.6*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)
10.7	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 30, 2001 (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-K for the year ended December 31, 2001)
10.8*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)
10.9*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)
10.10	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)
10.11*	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)
10.12*	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)
10.13*	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)
10.14	Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated June 16, 2003 (incorporated by reference to Exhibit 10.4 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)
10.15*	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)
10.16*	Form of Severance Agreement for Certain Employees (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)
10.17*	Separation Agreement and General Release between Corillian Corporation and Steve Sipowicz, dated September 30, 2003 (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)
21.1	Subsidiaries of the Company

Exhibit
No.	Description

23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see page 38).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Corillian Corporation:

      We have audited the accompanying consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corillian Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon

January 30, 2004

CORILLIAN CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2002	2003

Assets
Current assets:
Cash and cash equivalents	$16,721	$26,243
Restricted cash	1,003	—
Investments	910	601
Accounts receivable, net	3,987	6,103
Other receivables	1,805	226
Revenue in excess of billings	1,542	1,258
Prepaid expenses and deposits	1,471	1,319

Total current assets	27,439	35,750
Property and equipment, net	8,376	5,765
Investment in joint venture	1,074	941
Other assets	590	362

Total assets	$37,479	$42,818

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,801	$1,224
Accrued liabilities	2,067	2,052
Deferred revenue	13,981	15,560
Current portion of capital lease obligations	380	19
Current portion of long-term debt	1,865	1,510
Other current liabilities	1,421	968

Total current liabilities	21,515	21,333
Capital lease obligations, less current portion	32	12
Long-term debt, less current portion	1,568	1,063
Other long-term liabilities	1,243	856

Total liabilities	24,358	23,264

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 150,000 shares authorized; 36,147 and 36,891 shares issued and outstanding at December 31, 2002 and 2003, respectively	126,141	127,414
Deferred stock-based compensation	(35)	—
Accumulated other comprehensive income	49	48
Accumulated deficit	(113,034)	(107,908)

Total shareholders’ equity	13,121	19,554

Total liabilities and shareholders’ equity	$37,479	$42,818

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2001	2002	2003

Revenues	$53,848	$39,141	$46,132
Cost of revenues, excluding $342, $148 and $7 in 2001, 2002 and 2003, respectively, of amortization of deferred stock-based compensation	30,357	20,422	20,501

Gross profit	23,491	18,719	25,631

Operating expenses:
Sales and marketing, excluding $1,319, $401 and $14 in 2001, 2002 and 2003, respectively, of amortization of deferred stock-based compensation	20,096	11,720	6,422
Research and development, excluding $210, $83 and $5 in 2001, 2002 and 2003, respectively, of amortization of deferred stock-based compensation	11,721	7,733	5,968
General and administrative, excluding $635, $253 and $9 in 2001, 2002 and 2003, respectively, of amortization of deferred stock-based compensation	13,950	11,029	6,810
Amortization of goodwill and other intangible assets	6,119	—	—
Amortization of deferred stock-based compensation	2,506	885	35
Litigation settlement charges	—	2,580	—
Restructuring and impairment charges	18,097	682	—

Total operating expenses	72,489	34,629	19,235

Income (loss) from operations	(48,998)	(15,910)	6,396

Other income (expense), net:
Interest income	1,229	184	224
Interest expense	(818)	(542)	(244)
Other expense, net	(714)	(989)	(1,126)

Total other income (expense), net	(303)	(1,347)	(1,146)

Net income (loss) before income taxes	(49,301)	(17,257)	5,250
Income taxes	—	—	124

Net income (loss)	$(49,301)	$(17,257)	$5,126

Basic net income (loss) per share	$(1.42)	$(0.49)	$0.14
Diluted net income (loss) per share	$(1.42)	$(0.49)	$0.14
Shares used in computing basic net income (loss) per share	34,645	35,477	36,431
Shares used in computing diluted net income (loss) per share	34,645	35,477	37,813

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Deferred	Comprehensive		Total
			Stock-based	Income	Accumulated	Shareholders’
	Shares	Amount	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2000	34,137	$123,203	$(4,164)	$30	$(46,476)	$72,593
Issuance of common shares in business combinations	25	306	—	—	—	306
Exercise of common stock options	609	683	—	—	—	683
Issuance of common shares under employee stock purchase plan	267	1,366	—	—	—	1,366
Deferred stock-based compensation	—	(489)	489	—	—	—
Amortization of deferred stock-based compensation	—	—	2,506	—	—	2,506
Foreign currency translation	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(49,301)	(49,301)

Balance, December 31, 2001	35,038	$125,069	$(1,169)	$(19)	$(95,777)	$28,104
Issuance of common shares in settlement of litigation	500	745	—	—	—	745
Issuance of common shares in exchange for services	30	45	(45)	—	—	—
Exercise of common stock options	360	226	—	—	—	226
Issuance of common shares under employee stock purchase plan	219	350	—	—	—	350
Deferred stock-based compensation	—	(294)	294	—	—	—
Amortization of deferred stock-based compensation	—	—	885	—	—	885
Foreign currency translation	—	—	—	68	—	68
Net loss	—	—	—	—	(17,257)	(17,257)

Balance, December 31, 2002	36,147	$126,141	$(35)	$49	$(113,034)	$13,121
Exercise of common stock options	490	1,115	—	—	—	1,115
Issuance of common shares under employee stock purchase plan	254	158	—	—	—	158
Amortization of deferred stock-based compensation	—	—	35	—	—	35
Foreign currency translation	—	—	—	(1)	—	(1)
Net income	—	—	—	—	5,126	5,126

Balance, December 31, 2003	36,891	$127,414	$—	$48	$(107,908)	$19,554

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net income (loss)	$(49,301)	$(17,257)	$5,126
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,666	5,431	3,715
Amortization of deferred stock-based compensation	2,506	885	35
Amortization of goodwill and other intangible assets	6,119	—	—
Impairment of long-lived assets	16,764	—	—
Issuance of common stock in settlement of litigation	—	745	—
Equity in losses of joint venture	592	916	1,133
Provision for (recovery of) bad debts	—	1,317	(173)
Loss on sale of assets	90	114	8
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	(1,003)	1,003
Accounts receivable	(806)	4,122	(1,931)
Other receivables	386	(1,488)	1,562
Revenue in excess of billings	(1,949)	4,868	284
Prepaid expenses, deposits and other assets	(161)	(644)	380
Accounts payable and accrued liabilities	(8,833)	(1,272)	(596)
Deferred revenue	2,885	5,100	1,579
Other liabilities	746	868	(840)

Net cash provided by (used in) operating activities	(26,296)	2,702	11,285

Cash flows from investing activities:
Purchase of property and equipment, net	(6,259)	(780)	(1,112)
Purchase of investments	(1,905)	—	—
Proceeds from the maturities of investments	—	995	309
Investment in joint venture	—	—	(1,000)

Net cash provided by (used in) investing activities	(8,164)	215	(1,803)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,049	576	1,273
Proceeds from line of credit borrowings	1,188	—	1,000
Payments on line of credit borrowings	(1,723)	(2,163)	(1,860)
Principal payments on capital lease obligations	(384)	(467)	(381)

Net cash provided by (used in) financing activities	1,130	(2,054)	32

Effect of exchange rate fluctuations on cash and cash equivalents	(22)	60	8

Increase (decrease) in cash and cash equivalents	(33,352)	923	9,522
Cash and cash equivalents at beginning of year	49,150	15,798	16,721

Cash and cash equivalents at end of year	$15,798	$16,721	$26,243

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$818	$542	$244
Taxes	228	187	131
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	—	146	—
Recorded through business combinations:
Common shares	306	—	—

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Company

      Corillian Corporation was incorporated in Oregon in 1997. Corillian is a provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Corillian also offers a variety of services to support its customers throughout the process of implementing and maintaining its solutions.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates

      The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates related to software revenue recognition and accrual for contracts in a loss position require higher degrees of judgment than others in their application. Actual results may differ from these estimates under different assumptions or conditions.

(b)	Principles of Consolidation

      The consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian Services, Inc., Corillian International, Ltd. and Corillian South Asia Sdn Bhd. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2003, Corillian dissolved Corillian Services, Inc. and incorporated its remaining business and personnel into Corillian Corporation.

(c)	Revenue Recognition

      Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

      Revenues on software arrangements involving multiple elements, which generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services, are allocated to the elements using the residual method specified in SOP No. 98-9. Corillian has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. The hosting element can be accounted for separately from the license element, as the customer can take possession of the software without significant penalty, in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware. Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the price the customer is required to pay when they are sold separately (the renewal rate). Under the residual

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method, the full fair value of post-contractual customer support and hosting services are deferred and subsequently recognized as the services are performed. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

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

      Arrangements where customers fund expedited development of software products are accounted for as funded research and development. In arrangements where Corillian retains and reserves title and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense. During the years ended December 31, 2001, 2002 and 2003, Corillian recognized approximately $1.7 million, $290,000 and $0, respectively, of funded research and development as a reduction of research and development expense.

      Revenues for post-contractual customer support are recognized ratably over the term of the support services period, generally a period of one year. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades deliverable on a when and if available basis. Revenues from hosting services for transactions processed by Corillian are recognized ratably as services are performed.

      Pursuant to SOP No. 81-1, on projects where ultimate recoverability is questionable due to inherent hazards, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations.

      Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenue and expense recognized from these projects accounted for under the “zero profit” methodology during the years ended December 31, 2002 and 2003, was approximately $271,000

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $714,000 respectively. As all three of this customer’s projects were completed and accepted during 2003, Corillian recognized an additional $1.0 million of revenue related to these projects, which had been previously deferred until completion of the projects, during the year ended December 31, 2003. Since all cost of revenues associated with these projects had been previously recognized using the “zero profit” methodology, recognition of this deferred revenue resulted in the corresponding recognition of $1.0 million in gross profit during the year ended December 31, 2003. No further revenues were deferred on these projects as of December 31, 2003.

      In arrangements where Corillian does not have an obligation to install its products, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If Corillian determines that the customer or reseller can successfully install Corillian’s products in a production environment, Corillian will recognize non-refundable license fees for future arrangements in the period in which collectibility of the license fees is probable, assuming all other SOP No. 97-2 revenue recognition criteria are met.

(d)	Cash Equivalents

      Cash equivalents consist of mainly of taxable municipal bonds with original maturities of 90 days or less, which are carried at market value, which approximates cost. Cash equivalents totaled $12.1 million and $23.5 million as of December 31, 2002 and 2003, respectively.

(e)	Restricted Cash

      During the third quarter of 2002, Corillian agreed to deposit $1.0 million in cash in a corporate bank account with a customer. This balance was classified as restricted cash as of December 31, 2002, because Corillian was required to maintain the funds on deposit and could not use the funds without violating the agreement. During the second quarter of 2003, Corillian and the customer amended the terms of the contract to remove the requirement that Corillian maintain the funds on deposit with the customer. As a result, these funds became classified as unrestricted during the second quarter of 2003.

(f)	Investments

      Investments consist mainly of commercial paper and taxable municipal bonds, which have original maturities between 90 and 180 days. These investments are classified as held-to-maturity and are recorded at market value, which approximates cost.

      A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, Corillian considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by Corillian.

      Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective-interest method. Dividend and interest income is recognized when earned.

(g)	Intangible Assets

      In accordance with the provisions of the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (Statement No. 144) management reviews Corillian’s long-lived assets and definite-lived intangible assets for impairment when events or changes in circumstances indicated the carrying amount of the assets are not recoverable. Recoverability of long-lived assets is determined by comparing the forecasted undiscounted net

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows of the asset or asset group to the carrying amount of the asset or asset group. If the operation is determined to be unable to recover the carrying amount of its assets, the assets or asset groups are written down to their estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

      Intangible assets consisted of goodwill, workforce, and customer relationships. The intangible assets were acquired as a result of Corillian’s acquisition of Hatcher Associates Inc. in November 2000. Goodwill and customer relationships were to be amortized over three years and workforce was to be amortized over two years. Amortization expense was $6.1 million, $0 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively. During 2001, Corillian recorded an impairment charge of approximately $16.8 million related to goodwill and other intangible assets resulting from Hatcher acquisition (see Note 9 for further discussion).

      The following table illustrates what Corillian’s net loss and basic and diluted net loss per share would have been during the year ended December 31, 2001, exclusive of amortization expense related to the goodwill and other non-amortizable intangible assets.

Year Ended
December 31,
2001

Reported net loss	$(49,301)
Add back:
Amortization of goodwill and other non-amortizable intangible assets	6,119

Adjusted net loss	$(43,182)

Reported basic and diluted net loss per share	$(1.42)
Add back:
Amortization of goodwill and other non-amortizable intangible assets	0.17

Adjusted basic and diluted net loss per share	$(1.25)

     (h) Investment in Joint Venture

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

      On June 9, 2000, Corillian entered into an operating agreement with Huntington Bancshares Incorporated, Compaq Computer Corporation and SAIC Venture Capital Corporation, a division of Science Applications International Corporation to form e-Banc, LLC, a Delaware limited liability company. On February 12, 2004, e-Banc changed its name to “Synoran LLC.” The business of Synoran is to develop, produce and market solutions that enable financial institutions to collect and coordinate their data from all

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivery channels including tellers, ATM’s, web banking sites, among others, on a real time basis, using existing financial institution legacy systems as well as new channel applications.

      Pursuant to the agreement, Corillian contributed $3.0 million in cash and issued Synoran a purchase credit of $5.0 million towards the future purchase of Corillian’s software licenses. The purchase credit is only applicable to license fees and cannot be applied towards professional services, custom engineering services, hosting fees, or maintenance fees. Corillian’s ownership percentage of Synoran as of December 31, 2003, was 12.3%. Corillian has one representative on Synoran’s board of managers. Corillian invested an additional $1.0 million in cash in Synoran during 2003. During the years ended December 31, 2001, 2002 and 2003, Corillian recorded $592,000, $916,000 and $1.1 million, respectively, of losses related to its investment in Synoran.

     (i) Accounts Receivable

      Trade accounts receivable are recorded at invoiced amount and do not bear interest. Corillian performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of its customers. Management provides an allowance for doubtful accounts based on current customer information and historical statistics. The allowance for doubtful accounts is Corillian’s best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Corillian does not have any off-balance-sheet credit exposure related to its customers. At December 31, 2002 and 2003, Corillian’s allowance for doubtful accounts receivable was $399,000 and $101,000, respectively.

      The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	2001	2002	2003

Beginning allowance balance	$—	$—	$399
Provision (recovery)	—	1,317	(173)
Charge-offs	—	(918)	(125)

Ending allowance balance	$—	$399	$101

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

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Completion of a working model of Corillian’s products and general release has substantially coincided. As a result, Corillian has not capitalized any software development costs during the three-year period ended December 31, 2003 and charged all such costs to research and development expense as incurred.

      Internal use software development costs are accounted for in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage are capitalized and amortized on a straight-line basis over the estimated life of the asset. Capitalized internal use software development costs have not been significant to date.

     (m) Concentration of Business and Credit Risk

      Results of operations are substantially derived from United States operations and substantially all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenues during the three-year period ended December 31, 2003. A majority of Corillian’s revenues are generated from the financial services industry. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

      Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of December 31, 2002, three customers accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 52% of Corillian’s consolidated accounts receivable balance as of December 31, 2002. As of December 31, 2003, three customers individually accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 54% of Corillian’s consolidated accounts receivable balance as of December 31, 2003.

      Three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2002. These customers, in total, accounted for approximately 71% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2002. Three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2003. These customers, in total, accounted for approximately 64% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2003.

      Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and investments by placing its cash, cash equivalents and investments with major financial institutions and by investing in investment-grade securities.

(n)	Risk of Technological Change

      A substantial portion of Corillian’s revenues are generated from the development and rapid release to market of computer software products and enhancements during the year. In the extremely competitive industry environment in which Corillian operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various risks inherent in such products. Additionally, Corillian’s production strategy

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relies on certain employees’ ability to deliver implemented products in time to meet critical development and distribution schedules. In light of these dependencies, it is reasonably possible that failure to successfully manage a significant product introduction or failure of certain employees to deliver implemented products as needed could have severe impact on Corillian’s growth, results of operations and liquidity.

(o)	Stock-Based Compensation

      At December 31, 2003, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan, which are described more fully in Notes 5 and 6. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended.

      Corillian incurred deferred stock-based compensation of $0, $45,000 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FIN No. 28.

      The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,

	2001	2002	2003

	(in thousands, except per share data)
Net income (loss), as reported	$(49,301)	$(17,257)	$5,126
Add: Stock-based compensation expense determined using the intrinsic value method	2,506	885	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,605)	(6,328)	(3,314)

Pro forma net income (loss)	$(56,400)	$(22,700)	$1,847

Net income (loss) per share:
Basic — as reported	$(1.42)	$(0.49)	$0.14
Basic — pro forma	$(1.63)	$(0.64)	$0.05
Diluted — as reported	$(1.42)	$(0.49)	$0.14
Diluted — pro forma	$(1.63)	$(0.64)	$0.05

      Information related to the assumptions used in the above calculations is further described in Notes 5 and 6.

      Corillian accounts for stock issued to non-employees in accordance with the provisions of Statement No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Net Income (Loss) Per Share

      Corillian computes net income (loss) per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of Statement No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock and potential dilutive common shares outstanding during the period.

      The following is a reconciliation of basic and diluted weighted-average shares:

	Year Ended December 31,

	2001	2002	2003

	(in thousands)
Shares for basic net income (loss) per share:
Weighted-average common shares	34,645	35,477	36,431
Effect of dilutive securities:
Stock options and employee stock purchase plan	—	—	1,382

Shares for diluted net income (loss) per share:	34,645	35,477	37,813

      Options with exercise prices less than the average fair market value of the underlying common stock totaling 1,700,776 and 533,611 for the years ended December 31, 2001 and 2002, respectively, were excluded from the net loss per share calculations due to Corillian’s net loss in these periods.

      The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	Year Ended December 31,

	2001	2002	2003

	(in thousands)
Shares issuable under stock options	2,727	4,623	3,128
Shares issuable under a warrant	250	250	—

	2,977	4,873	3,128

(q)	Comprehensive Income (Loss)

      Corillian has adopted the provisions of Statement No. 130, Reporting on Comprehensive Income. Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss) for Corillian and have not been material to Corillian’s financial position or results of operations.

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

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, investments, accounts and notes receivable, revenue in excess of billings, and accounts payable approximate fair values due to the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value as the stated interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

(t)	Advertising

      Advertising costs are expensed as incurred. Advertising expense was $333,000, $88,000 and $25,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

(u)	Recent Accounting Pronouncements

      In December 2003, the FASB issued FIN No. 46 (revised December 2003) (FIN No. 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Corillian will be required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN No. 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. Corillian does not currently have any variable interests in VIEs, and does not expect the application of the Interpretation to have a significant impact on Corillian’s financial condition, results of operations or liquidity.

(v)	Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for 2001 and 2002 in order to conform to the 2003 presentation.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Balance Sheet Components

(a)	Property and Equipment, Net

      Property and equipment, net, consisted of the following at December 31:

	2002	2003

	(in thousands)
Computer equipment and software	$12,507	$13,568
Furniture, fixtures and other equipment	3,335	3,332
Leasehold improvements	4,224	4,257

	20,066	21,157
Less accumulated depreciation and amortization	(11,690)	(15,392)

	$8,376	$5,765

      Depreciation and amortization expense was $4.7 million, $5.4 million and $3.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

(b)	Accrued Liabilities

      Accrued liabilities consisted of the following at December 31:

	2002	2003

	(in thousands)
Payroll and related expenses	$1,546	$1,267
Other accrued liabilities	521	785

	$2,067	$2,052

(4)	Income Taxes

      Domestic and foreign pre-tax income (loss) is as follows for the year ended December 31:

	2001	2002	2003

	(in thousands)
Domestic	$(40,280)	$(12,052)	$5,034
Foreign	(9,021)	(5,205)	216

Total	$(49,301)	$(17,257)	$5,250

      For 2003, Corillian provided current federal and state tax expense of $108,000 and $16,000, respectively. No provision for federal, state or foreign income taxes was recorded for 2001 or 2002, as Corillian incurred net operating losses in each of those years.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the statutory federal income tax rate to Corillian’s effective income tax rate is as follows:

	2001	2002	2003

Federal statutory rate	(34)%	(34)%	34%
Increases (decreases) resulting from:
Losses for which no benefit has been provided	15	34	—
Utilization of net operating losses	—	—	(31)
Goodwill	19	—	—
Other	—	—	(1)

	—%	—%	2%

      The tax effects of temporary differences and net operating loss carryforwards which give rise to the significant portions of deferred tax assets and liabilities are as follow as at December 31:

	2002	2003

	(in thousands)
Deferred tax assets:
Research and experimentation credit carryforwards	$2,230	$2,552
Accrued expenses and allowances	369	510
Deferred compensation	802	599
Domestic net operating loss carryforwards	24,435	22,714
Foreign net operating loss carryforwards	2,795	2,721
Equity investments	247	247
Goodwill	350	321
Depreciable assets	607	923
Alternative minimum tax credit carryforward	—	83
Other	24	36

Total gross deferred tax assets	31,859	30,706
Less valuation allowance	(31,697)	(30,590)

	162	116

Deferred tax liabilities:
Prepaid expenses	162	116

Total gross deferred tax liabilities	162	116

Net deferred tax assets	$—	$—

      Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $890,000.

      The net change in the total valuation allowance was a decrease of $1.1 million for the year ended December 31, 2003.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, Corillian had federal and state net operating loss carryforwards of approximately $59.2 million and foreign net operating loss carryforwards of $13.5 million to offset against future income. Additionally, Corillian had alternative minimum tax credits of approximately $83,000 and research and experimentation credits of $2.9 million. These carryforwards expire between 2004 through 2023.

(5)	Shareholders’ Equity

     (a) Warrant

      Concurrent with Corillian’s initial public offering on April 12, 2000, Corillian issued a warrant to purchase 250,000 shares of common stock. This warrant had an exercise price of $8.00 per share, which was equal to the per share price of Corillian’s initial public offering of common stock, and a term of three years. This warrant was fully vested at the time of purchase and immediately exercisable. The purchase price of this warrant was approximately $1.4 million, which was determined using the Black-Scholes option pricing model and paid upon closing of Corillian’s initial public offering. This warrant expired unexercised in April 2003.

     (b) 2000 Employee Stock Purchase Plan

      In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the ESPP) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. As of December 31, 2003, 234,479 shares were available for issuance under the ESPP.

      Offering periods commence on February 1 and August 1 each year and have a 24-month duration. Each offering period consists of four consecutive purchase periods of six months’ duration, except that the last date of the first purchase period was July 31, 2000.

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

      If the fair market value of Corillian’s common stock on any purchase date of an offering period is less than the fair market value of Corillian’s common stock on the first day of the offering period, then every participant shall automatically (a) be withdrawn from the offering period at the close of the purchase date after the acquisition of the shares of Corillian’s common stock for the purchase period and (b) be enrolled in the offering period commencing on the first business date subsequent to the purchase period.

      The per share weighted-average fair value, as determined by applying the valuation methodology prescribed in FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, to the ESPP in 2001, 2002 and 2003, was $2.54, $0.72 and $0.32, respectively, using the following assumptions:

	Year Ended December 31,

	2001	2002	2003

Risk free interest rate	4.09%	3.10%	1.05-1.86%
Expected volatility	100%	100%	22-44%
Expected life in years	6-24 months	6-24 months	6-24 months
Dividend yield	—	—	—

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	1997, 2000 and 2003 Stock Option Plans

      In 1997, Corillian’s Board of Directors approved and adopted a Stock Option Plan (the 1997 Plan). Options granted pursuant to the 1997 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. In March 2000, the Board of Directors approved an amendment that capped the 1997 Plan at 3,453,193 shares, which was the number of shares subject to options at that time. Shares under the 1997 Plan generally vest in yearly installments over a period of three or four years following the date of grant. Options under the 1997 Plan generally expire five years from the date of grant, and generally expire three months after termination of employment with Corillian.

      In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (the 2000 Plan). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. As of December 31, 2003, 654,415 shares remained available for purchase under the 2000 Plan.

      In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (the 2003 Plan) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by Corillian’s shareholders. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. As of December 31, 2003, 93,500 shares remained available for purchase under the 2003 Plan.

      Stock option activity under the 1997, 2000 and 2003 Stock Option Plans was as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance December 31, 2000	5,826,207	$6.54
Granted	1,798,088	5.43
Exercised	(608,573)	(1.12)
Cancelled	(963,802)	(5.33)

Balance December 31, 2001	6,051,920	6.93
Granted	1,290,550	2.69
Exercised	(359,857)	(0.63)
Cancelled	(3,097,417)	(8.72)

Balance December 31, 2002	3,885,196	4.69
Granted	4,279,750	2.24
Exercised	(490,058)	(2.28)
Cancelled	(1,072,640)	(3.30)

Balance December 31, 2003	6,602,248	$3.51

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Exercisable	Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Shares	Life	Price	Shares	Price

$0.56-0.86	1,783,041	9.04	$0.85	55,036	$0.59
0.88-1.50	642,383	6.29	1.38	245,186	1.48
1.54-2.85	782,781	7.58	2.60	319,084	2.51
2.90-3.00	1,466,250	9.57	3.00	2,469	2.97
3.02-19.50	1,927,793	7.46	7.45	1,082,051	8.22

$0.56-19.50	6,602,248	8.25	$3.51	1,703,826	$5.93

      During the fourth quarter of 2002, Corillian cancelled 890,000 options of a member of its Board of Directors. The options had exercise prices ranging from $2.85 to $19.25 per share. In exchange for the cancelled options, Corillian issued 30,000 shares of restricted stock, which vested over one year. Corillian recorded $45,000 of deferred stock-based compensation associated with this grant of restricted stock, which was amortized to expense over the vesting period.

      The per share weighted average grant date fair value, as reflected in Note 1, as determined by applying the Black-Scholes option pricing model to stock options granted under the 1997, 2000 and 2003 Stock Option Plans, was $3.81, $1.90 and $0.81 during the years ended December 31, 2001, 2002 and 2003, respectively, using the following weighted-average assumptions:

	Year Ended December 31,

	2001	2002	2003

Risk free interest rate	4.09%	3.10%	1.48%
Expected volatility	100%	100%	39%
Expected life in years	3.93	3.99	4.00
Dividend yield	—	—	—

(7) Commitments and Contingencies

     (a) Litigation

      In October 2002, Corillian and KeyBank settled a dispute surrounding KeyBank’s allegations that one of Corillian’s employees used KeyBank’s trade secrets in performing work for Corillian. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $745,000. Corillian paid $1.4 million and $250,000 of the cash to KeyBank during the fourth quarter of 2002 and on November 16, 2003, respectively. Corillian will pay the remaining $175,000, which was included in other current liabilities as of December 31, 2003, to KeyBank on November 16, 2004. Corillian issued the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the three-month period ended September 30, 2002 related to this settlement.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (b) 401(k) Plan

      Corillian maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pre-tax basis, subject to maximum limits on contributions set forth by the Internal Revenue Service. Corillian’s contributions are equal to 50% of a participant’s contribution, up to a maximum of 6% of each participant’s annual compensation. Under this plan, Corillian made contributions of approximately $429,000, $358,000 and $460,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

     (c) Lease Obligations

      Corillian is obligated under capital lease agreements for computer and other equipment that expire over the next three years. Gross amounts of property and equipment and related accumulated depreciation recorded under capital leases are as follows as of December 31:

	2002	2003

	(in thousands)
Computer and other equipment	$1,416	$1,416
Less accumulated depreciation	(841)	(1,213)

	$575	$203

      Corillian also has non-cancelable operating leases, which expire over the next four years. Rental expense under operating leases was $3.7 million, $3.7 million and $3.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

      Future minimum lease payments on operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)
Year ending December 31:
2004	$21	$3,108
2005	11	2,851
2006	3	2,881
2007	—	2,198

Total minimum lease payments	35	$11,038

Less amounts representing interest	(4)

Present value of minimum lease payments	31
Less current portion	(19)

Long-term portion of minimum lease payments	$12

     (d) Line of credit

      In January 2000, Corillian obtained a $3.0 million equipment line of credit with a financial institution. Corillian fully paid the remaining obligation under this line of credit during 2003.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. As of December 31, 2003, an additional $1.0 million was available for borrowing under this amended line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, debt coverage ratio and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of December 31, 2003. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit. Certain assets of Corillian secure borrowings under this arrangement.

      Long-term debt was as follows as of December 31:

	2002	2003

	(in thousands)
Line of credit facility retired during 2003	$571	$—
Line of credit facility due January 2005 through June 2008 with interest rates of 5.0 to 6.0% at December 31, 2003	2,862	2,573

	3,433	2,573
Less current portion	(1,865)	(1,510)

	$1,568	1,063

      Annual maturities of Corillian’s long-term debt obligations are as follows as of December 31, 2003 (in thousands):

2004	$1,510
2005	414
2006	250
2007	263
2008	136

Total	$2,573

     (e) Indemnification

      Corillian’s product license and services agreements include a limited indemnification provision for claims from third-parties relating to Corillian’s intellectual property. Such indemnification provisions are accounted for in accordance with Statement No. 5, Accounting for Contingencies. The indemnification is limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

(8)	Segment Information

      Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. Statement No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. Corillian’s chief operating decision maker, as defined under Statement No. 131, is its chief executive officer. Corillian operates in a single segment.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (a) Geographic Information

      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the years ended December 31, 2001, 2002 and 2003, include approximately $13.5 million, $6.0 million and $155,000, respectively, of direct operating expenses related to Corillian’s international operations.

      Corillian’s international operations generated a total of approximately $9.2 million, $826,000 and $659,000 of its consolidated revenues during the years ended December 31, 2001, 2002 and 2003, respectively. In 2002, Corillian closed its office in London, England, and elected to pursue international sales primarily through resellers and selective direct sales efforts.

(b)	Major Customers

      Revenues from Corillian’s major customers, accounting for more than 10% of consolidated revenues in a particular year, are as follows:

	Year Ended December 31,

	2001	2002	2003

	(in thousands)
Customer A	$8,682	$4,341	$6,069
Customer B	—	—	6,743

(c)	Revenues

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

      Revenues derived from Corillian’s licenses and services are as follows:

	Year Ended December 31,

	2001	2002	2003

	(in thousands)
License and professional services	$49,240	$30,623	$35,195
Post-contractual support	3,366	6,904	8,771
Hosting	1,242	1,614	2,166

	$53,848	$39,141	$46,132

(9)	Restructuring and Impairment Charges

      During the fourth quarter of 2001, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions and termination benefits had been communicated to the affected employees, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The restructuring actions taken in 2001 included the reorganization of operational and management responsibilities and closure of Corillian Services, Inc.’s (formerly Hatcher Associates Inc.) Los Angeles headquarters. These actions resulted in a net reduction of worldwide headcount of 125, of which 41 were employees of Hatcher. Restructuring charges recorded in connection with these actions totaled

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million and consisted of severance-related costs of $1.2 million, $90,000 in losses recognized on the sale of equipment, and lease cancellation costs of $27,000. This restructuring effort was substantially completed by December 31, 2001. Of the cash restructuring charges of $1.0 million, approximately $889,000 were paid in 2001 and the remainder were paid during the first half of 2002.

      During the second quarter of 2002, Corillian initiated additional restructuring actions to further improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions and termination benefits had been communicated to the affected employees, in accordance with EITF 94-3. These actions resulted in a net reduction of worldwide headcount by 49. Cash restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these restructuring charges, approximately $398,000 were paid during the three-month period ended June 30, 2002, and the remainder of approximately $284,000 was paid during the three-month period ended September 30, 2002.

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

(10)	Related Party Transactions

      In January 2001, Corillian extended a $300,000 short-term loan to Alex P. Hart to assist him in purchasing a house in Portland, Oregon while he was in the process of selling his house in Bellevue, Washington and relocating to Portland to serve as Corillian’s President. The loan is interest-free and is secured by all assets of Mr. Hart. As of December 31, 2003, Mr. Hart has paid $175,000 of the principal amount of the note, and $125,000 of the principal amount remains outstanding.

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

      On November 14, 2003, Steve Sipowicz stepped down as Corillian’s Chief Financial Officer and Secretary. Mr. Sipowicz will serve as Corillian’s financial advisor for a six-month period following his departure. Mr. Sipowicz will receive $100,000 as severance and $2,000 per month during the period he serves as financial advisor. Corillian recorded a charge of $100,000 related to Mr. Sipowicz’s severance agreement as general and administrative expense during the three-month period ended September 30, 2003.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Quarterly Financial Information — Unaudited

      A summary of quarterly financial information follows (in thousands, except per share data):

	Quarter Ended 2002

	March 31	June 30		September 30		December 31

Total revenues	$10,063	$8,981		$10,038		$10,059
Gross profit	4,740	3,887		4,984		5,108
Loss from operations	(3,755)	(5,736	)(1)	(5,218	)(2)	(1,201)
Net loss	(4,030)	(6,123)		(5,639)		(1,465)
Net loss per share, diluted and basic	(0.11)	(0.17)		(0.16)		(0.04)

	Quarter Ended 2003

	March 31	June 30	September 30	December 31

Total revenues	$10,848	$11,482	$11,586	$12,216
Gross profit	5,787	6,549	6,492	6,803
Income (loss) from operations	(7)	2,072	1,947	2,384
Net income (loss)	(441)	1,794	1,649	2,124
Basic net income (loss) per share	(0.01)	0.05	0.05	0.06
Diluted net income (loss) per share	(0.01)	0.05	0.04	0.05

      The four quarters for net income (loss) per share may not add for the year because of the different number of shares outstanding during the year.

(1)	Corillian recorded a restructuring charge of approximately $682 during the quarter ended June 30, 2002.

(2)	Corillian recorded a litigation settlement charge of approximately $2,580 during the quarter ended September 30, 2002.