Form 10-Q
period 2004-03-31
CORILLIAN CORP
filed 2004-05-14
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of May 3, 2004 was 37,411,859 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I	Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION

Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31,	December 31,
	2004	2003(1)
Assets
Current assets:
Cash and cash equivalents	$29,138	$26,243
Investments	601	601
Accounts receivable, net	4,679	6,103
Revenue in excess of billings	780	1,258
Other current assets	1,576	1,545

Total current assets	36,774	35,750
Property and equipment, net	5,199	5,765
Investment in joint venture	731	941
Other assets	311	362

Total assets	$43,015	$42,818

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,880	$3,276
Deferred revenue	14,170	15,560
Current portion of capital lease obligations	9	19
Current portion of long-term borrowings	1,308	1,510
Other current liabilities	954	968

Total current liabilities	19,321	21,333
Capital lease obligations, less current portion	10	12
Long-term borrowings, less current portion	808	1,063
Other long-term liabilities	796	856

Total liabilities	20,935	23,264

Shareholders’ equity:
Common stock	128,115	127,414
Accumulated other comprehensive income	40	48
Accumulated deficit	(106,075)	(107,908)

Total shareholders’ equity	22,080	19,554

Total liabilities and shareholders’ equity	$43,015	$42,818

(1) Derived from Corillian’s audited consolidated financial statements as of December 31, 2003.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended March 31,
	2004	2003
Revenues	$11,697	$10,848
Cost of revenues	5,010	5,061

Gross profit	6,687	5,787

Operating expenses:
Sales and marketing	1,687	1,833
Research and development	1,391	1,730
General and administrative	1,564	2,196
Amortization of deferred stock-based compensation	—	35

Total operating expenses	4,642	5,794

Income (loss) from operations	2,045	(7)
Other income (expense), net	(172)	(434)

Net income (loss) before income taxes	1,873	(441)
Income taxes	40	—

Net income (loss)	$1,833	$(441)

Basic net income (loss) per share	$0.05	$(0.01)
Basic diluted income (loss) per share	$0.05	$(0.01)
Shares used in computing basic net income (loss) per share	37,154	36,237
Shares used in computing diluted net income (loss) per share	40,510	36,237

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Three-Month Period Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,833	$(441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	695	1,053
Amortization of deferred stock-based compensation	—	35
Equity in losses of joint venture	210	399
Provision for (recovery of) bad debts	7	(60)
Loss on sale of assets	2	—
Changes in operating assets and liabilities:
Restricted cash	—	(4)
Accounts receivable	1,409	(205)
Revenue in excess of billings	478	351
Other current and long-term assets	20	(24)
Accounts payable and accrued liabilities	(396)	(86)
Deferred revenue and other current and long-term liabilities	(1,464)	4,857

Net cash provided by operating activities	2,794	5,875

Cash flows from investing activities:
Purchase of property and equipment	(131)	(53)
Proceeds from the maturities of investments	—	910
Investment in joint venture	—	(1,000)

Net cash used in investing activities	(131)	(143)

Cash flows from financing activities:
Proceeds from the issuance of common stock	701	86
Repayments of long-term borrowings	(457)	(987)
Principal payments on capital lease obligations	(12)	(108)

Net cash provided by (used in) financing activities	232	(1,009)

Effect of exchange rate fluctuations on cash and cash equivalents	—	3

Increase in cash and cash equivalents	2,895	4,726
Cash and cash equivalents at beginning of period	26,243	16,721

Cash and cash equivalents at end of period	$29,138	$21,447

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Corillian’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 24, 2004.

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, income taxes, financing operations, restructuring, contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenues and expenses recognized from these projects accounted for under the “zero profit” methodology during the three-month periods ended March 31, 2004 and 2003, were approximately $0 and $288,000 respectively. All three of this customer’s projects were completed and accepted during the second half of 2003. No further revenues were deferred on these projects as of December 31, 2003.

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

(4) Concentration of Credit Risk

     Results of operations are substantially derived from United States operations and substantially all significant assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenues during the three-month periods ended March 31, 2004 and 2003. A majority of Corillian’s revenues are generated from the financial services industry. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of March 31, 2004, two customers individually accounted for 42% and 15% of consolidated accounts receivable. Three customers individually accounted for 27%, 16% and 10% of Corillian’s consolidated revenue in excess of billing balance as of March 31, 2004. As of December 31, 2003, three customers individually accounted for 22%, 17% and 15% of consolidated accounts receivable. Three customers individually accounted for 26%, 25% and 13% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2003.

     Corillian is also subject to concentrations of credit risk from its cash and cash equivalents and investments. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with major financial institutions and by investing in investment-grade securities.

(5) Comprehensive Income (Loss)

     Corillian has adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 130, Reporting on Comprehensive Income (Statement No. 130). Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss) for Corillian and have not been material to Corillian’s financial position or results of operations.

(6) Supplemental Disclosures of Cash Flow Information

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
	(in thousands)
Cash paid during the period for:
Interest	$34	$83
Taxes	6	—

(7) Deferred Stock-Based Compensation

     As of March 31, 2004, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. Corillian continues to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the measurement date. Deferred stock-based compensation is recorded in those situations where the exercise price of an option is lower than the fair value of the underlying common stock on the measurement date. Expense associated with stock-based compensation recorded in prior periods was amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FASB Interpretation No. 28. Corillian recorded no amortization of deferred stock-based compensation during the three-month period ended March 31, 2004, as all deferred stock-based compensation was amortized as of March 31, 2003.

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

For the Three-Month
Period Ended
March 31, 2003
(in thousands)
Cost of revenues	$7
Sales and marketing	14
Research and development	5
General and administrative	9

$35

     The following table illustrates the effect on net income (loss) and net income (loss) per share if Corillian had applied the fair value recognition provisions of Statement No. 123, to stock-based employee compensation.

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
	(in thousands, except per share data)
Net income (loss), as reported	$1,833	$(441)
Add: Stock-based compensation expense determined using the intrisic value method	—	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(693)	(884)

Proforma net income (loss)	$1,140	$(1,290)

Net income (loss) per share:
Basic and diluted - as reported	$0.05	$(0.01)
Basic and diluted - pro forma	$0.03	$(0.04)

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

     The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
Shares for basic net income (loss) per share:
Weighted-average common shares	37,154,197	36,237,015
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,356,012	—

Shares for diluted net income (loss) per share	40,510,209	36,237,015

     Options with exercise prices less than the average fair market value of the underlying common stock totaling 97,384 for the three-month period ended March 31, 2003 were excluded from the net loss per share calculations due to Corillian’s net loss in this period.

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
Shares issuable under stock options	1,162,478	3,494,045
Shares issuable under a warrant	—	250,000

	1,162,478	3,744,045

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

(a) Geographic Information

     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the three-month periods ended March 31, 2004 and 2003, include approximately $43,000 and $178,000, respectively, of direct operating expenses related to Corillian’s international operations.

     Corillian’s international operations generated a total of approximately $176,000 and $132,000 of its consolidated revenues during the three-month periods ended March 31, 2004 and 2003, respectively. In 2002, Corillian closed its office in London, England, and elected to pursue international sales primarily through resellers, partners and selective direct sales efforts.

(b) Revenues

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

     Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
	(in thousands)
License and professional services	$8,520	$8,251
Post-contractual support	2,476	2,135
Hosting	701	462

	$11,697	$10,848

(10) Commitments and Contingencies

(a) Litigation

     Corillian is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Corillian.

(b) Executive severance

     On April 30, 2004, William J. Hughes Jr. stepped down as Corillian’s Executive Vice President of Operations. Mr. Hughes will serve as an advisor to Corillian for a six-month period following his departure. Mr. Hughes will receive $110,000 as severance, which will be recognized as compensation expense over the period he continues to serve as an advisor.

(c) Operating lease

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in greater detail in Exhibit 99.1 to this Report, Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and contained in Corillian’s press releases from time to time. You are advised to read the more detailed and thorough discussion of the following risks Corillian faces in its business contained in Exhibit 99.1 to this Report.

•   While Corillian has generated net income in each of the prior four fiscal quarters, Corillian has a history of losses and may incur losses in future periods.

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

•   Corillian’s partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

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

     The market for new sales of Internet banking solutions continued to be challenging in 2003 and the first quarter of 2004 due to various factors, including conservative information technology spending, a maturing of the market for Internet banking solutions and budget priorities of financial institutions. The majority of Corillian’s license revenues in 2003 and the first quarter of 2004 came from sales to existing customers. Despite these trends, Corillian has significantly improved its operating performance by increasing sales to existing customers and reducing and controlling operating expenses. To address the sales challenges experienced during 2003, Corillian restructured its sales force and marketing organization during the second half of 2003. Moving forward, Corillian will focus on developing additional applications to complement its market position within retail Internet banking and selling products and services to new and existing customers.

     Revenues for the three-month period ended March 31, 2004 were $11.7 million, as compared to revenues of $10.8 million for the three-month period ended March 31, 2003. The increase in revenues was primarily due to an increase in license revenues recognized from both ongoing project implementations and the delivery of software to one new customer through Corillian’s partner channel.

     Corillian continues to experience a high degree of customer concentration during some fiscal quarters. During the three-month period ended March 31, 2004, two customers individually accounted for 27% and 14% of consolidated revenues. During the three-month period ended March 31, 2003, two customers individually accounted for 17% and 14% of consolidated revenues.

     Gross profit as a percentage of revenues improved to 57% for the three-month period ended March 31, 2004, as compared to 53% for the three-month period ended March 31, 2003. The increase in gross profit as a percentage of revenues was mainly attributable to an increased mix of license revenues as compared to total revenues, as well as improved hosting margins due to the commencement of a large hosting contract during the three-month period ended March 31, 2004.

     Corillian reported net income of $1.8 million for the three-month period ended March 31, 2004, as compared to a net loss of $441,000 for the three-month period ended March 31, 2003. The increase in net income resulted from the increase in revenues and improved gross margins discussed above, as well as other corporate cost containment initiatives implemented throughout 2003.

     Corillian’s overall financial position strengthened significantly during the first quarter of 2004. Corillian generated $2.8 million in net cash from operations during the three-month period ended March 31, 2004, and had $29.7 million in cash, cash equivalents and short-term investments as of March 31, 2004, as compared to $26.8 million in cash, cash equivalents and short-term investments as of December 31, 2003. Working capital improved to $17.5 million as of March 31, 2004, as compared to $14.4 million as of December 31, 2003.

     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has accumulated a deficit of approximately $106.1 million as of March 31, 2004. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

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

Results of Operations

Revenues

     Revenues for the three-month period ended March 31, 2004 were $11.7 million, as compared to revenues of $10.8 million for the three-month period ended March 31, 2003. The increase in revenues was primarily due to an increase in license revenues recognized from both ongoing project implementations and the delivery of software to one new customer through Corillian’s partner channel. The increase in license revenues was partially offset by a decrease in sales of additional seat licenses to existing customers of approximately $689,000 during the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003. The increase in license revenues was also partially offset by a decrease in professional services revenues, as Corillian performed work on fewer professional services projects during the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003.

Cost of Revenues

     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support.

     Cost of revenues for the three-month period ended March 31, 2004 were $5.0 million, as compared to cost of revenues of $5.1 million for the three-month period ended March 31, 2003. Gross profit as a percentage of revenues was 57% for the three-month period ended March 31, 2004, as compared to 53% for the three-month period ended March 31, 2003. The increase in gross profit as a percentage of revenues was mainly attributable to an increased mix of license revenues and improved margins on hosting services due to the commencement of a large hosting contract during the three-month period ended March 31, 2004. The increase was offset, in part, by a decrease in professional services margins, as Corillian performed work on fewer professional services projects during the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses were $1.7 million for the three-month period ended March 31, 2004, compared to $1.8 million for the three-month period ended March 31, 2003.

     The decrease in sales and marketing expenses was mainly due to a decrease in commission expense of approximately $95,000. The decrease was also due to a decrease in direct international sales and marketing expenses of approximately $73,000, as Corillian is now pursuing ways to increase revenues derived from its international operations through resellers, partners and selective direct sales efforts.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses were $1.4 million for the three-month period ended March 31, 2004, as compared to $1.7 million for the three-month period ended March 31, 2003.

     The decrease was mainly due to an increase in services provided by certain Corillian research and development personnel to Corillian’s customers during the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003. This resulted in the reclassification of an additional $383,000 in research and development expenses related to these personnel to cost of revenues during the first quarter of 2004, as compared to the first quarter of 2003.

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

     General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expenses and other general corporate expenses. General and administrative expenses were $1.6 million for the three-month period ended March 31, 2004, as compared to $2.2 million for the three-month period ended March 31, 2003.

     The decrease in general and administrative expense was mainly due to $300,000 of expense related to severance recorded during the three-month period ended March 31, 2003 in connection with Ted Spooner’s departure as Chief Executive Officer in October 2002. The remaining decrease in general and administrative expenses was due to general cost savings realized throughout the first quarter of 2004 as a result of corporate cost containment initiatives.

     Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount was being amortized over the respective vesting periods of these options on an accelerated basis. Amortization of deferred stock-based compensation was

$0 for the three-month period ended March 31, 2004, as compared to $35,000 for the three-month period ended March 31, 2003. All deferred stock-based compensation was amortized as of March 31, 2003.

Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items. Other expense, net, was $172,000 for the three-month period ended March 31, 2004, as compared to $434,000 for the three-month period ended March 31, 2003. This decrease was mainly the result of a decrease of $189,000 in Corillian’s proportionate share of Synoran LLC’s (formerly e-Banc LLC) net loss during the three-month period ended March 31, 2004, as compared to the three-month period March 31, 2003. This decrease was also due to a decrease in interest expense of approximately $49,000 during the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003, as Corillian continued to pay down its capital lease and line of credit obligations.

Income Taxes

     Corillian expects to be profitable for the twelve-month period ended December 31, 2004, and, therefore, expects to incur an alternative minimum tax liability for this period. As a result, Corillian recorded an income tax charge of approximately $40,000 in the first quarter of 2004 related to estimated alternative minimum taxes for this period. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards, as it believes it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

     As of March 31, 2004, Corillian had $29.7 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds, as compared to $26.8 million as of December 31, 2003. As of March 31, 2004, Corillian had a $5.0 million equipment line of credit with a financial institution. Approximately $2.1 million was outstanding under this line of credit as of March 31, 2004, and an additional $1.0 million is available for borrowing. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, debt coverage ratio and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of March 31, 2004. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

     Net cash provided by operating activities was $2.8 million and $5.9 million during the three-month periods ended March 31, 2004 and 2003, respectively. Net cash provided by operations during the three-month period ended March 31, 2004 was primarily driven by net income, net of non-cash expenses including depreciation and equity losses in Synoran LLC, and a decrease in accounts receivable, which was due to a large additional seat license billing made in December 2003 that was collected during the first quarter of 2004. Net cash provided by operations during the three-month period ended March 31, 2003 was primarily driven by an increase in deferred revenue of approximately $5.3 million. In the first quarter of 2003, Corillian signed an expanded licensing contract with one of its larger customers to provide the customer with enhanced ability to use Corillian’s solutions across its enterprise and growing user base. Corillian received a substantial license fee payment during the first quarter of 2003 under this contract, which significantly increased Corillian’s cash and cash equivalents and deferred revenue balances as of March 31, 2003.

     Net cash used in investing activities was $131,000 and $143,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Net cash used in investing activities during the three-month period ended March 31, 2004 consisted of solely of $131,000 of property and equipment purchases. Net cash used in investing activities during the three-month period ended March 31, 2003 consisted of $53,000 of property and equipment purchases and a $1.0 million cash investment in Synoran LLC, offset by $910,000 in proceeds received from the maturities of investments.

     Net cash provided by financing activities was $232,000 for the three-month period ended March 31, 2004. Net cash used in financing activities was $1.0 million for the three-month period ended March 31, 2003. During the three-month period ended March 31, 2004, net cash provided by financing activities consisted of $701,000 in proceeds received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans, which was offset, in part, by $469,000 in repayments on long-term borrowings and capital lease obligations. Net cash used in financing activities during the three-month period ended March 31, 2003 consisted primarily of repayments on long-term borrowings and capital lease obligations of $1.1 million, which was partially offset by $86,000 in proceeds received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans.

     Working capital increased to $17.5 million as of March 31, 2004, as compared to $14.4 million as of December 31, 2003. This increase was primarily attributable to an increase in cash, cash equivalents and short-term investments of $2.9 million and a decrease in deferred revenue of approximately $1.4 million, which was partially offset by a decrease in accounts receivable of approximately $1.4 million.

     Corillian had no material financial obligations as of March 31, 2004, other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to pay Key Bank $175,000 in cash on November 16, 2004. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to its current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rate Sensitivity

     Corillian develops products in the United States and markets its products and services in the United States, and to a lesser extent in Europe, Asia and Australia. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of its revenues are currently denominated in United States dollars, a strengthening of the United States dollar could make Corillian’s products less competitive in foreign markets.

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

Interest Rate Sensitivity

     As of March 31, 2004, Corillian had $29.7 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds, as compared to $26.8 million as of December 31, 2003. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A decline in interest rates over a sustained period would reduce Corillian’s interest income.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation under the supervision and with the participation of Corillian’s management, including Corillian’s chief executive officer and chief financial officer, as of March 31, 2004, Corillian’s chief executive officer and chief financial officer have concluded that Corillian’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Exchange Act) are effective to ensure that information required to be disclosed by Corillian in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the three-month period ended March 31, 2004, there were no changes in Corillian’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Corillian’s internal control over financial reporting. Corillian’s chief executive officer and chief financial officer do not expect that Corillian’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Corillian’s chief executive officer and chief financial officer do believe Corillian’s internal control systems over financial reporting provide reasonable assurance that their objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2004, Corillian held its annual meeting of shareholders in Portland, Oregon. Holders of 31,324,696 shares were represented at the meeting, either in person or by proxy. At this meeting, Robert G. Barrett and Alex P. Hart were elected as Class 1 Directors. The votes cast in favor of and withheld from the director nominees were as follows: Robert G. Barrett, 30,084,141 for and 1,240,555 withheld; and Alex P. Hart, 30,433,725 for and 890,971 withheld. Also, at this meeting, KPMG LLP was ratified as Corillian’s independent auditors for the twelve-month period ending December 31, 2004. The votes cast in favor of and against this ratification were as follows: 30,720,110 for and 588,647 against.

ITEM 5. OTHER INFORMATION

     On April 30, 2004, William J. Hughes Jr. stepped down as Corillian’s Executive Vice President of Operations. Mr. Hughes will serve as an advisor to Corillian for a six-month period following his departure. Mr. Hughes will receive $110,000 as severance, which will be recognized as compensation expense over the period he continues to serve as an advisor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Exhibit No.	Description
Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(b)	Reports on Form 8-K

     On February 3, 2004, Corillian filed a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the twelve-month period ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

CORILLIAN CORPORATION

By:	/s/ Paul K. Wilde
Paul K. Wilde
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