Form 10-Q
period 2004-06-30
CORILLIAN CORP
filed 2004-08-10
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2004 was 37,969,658 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION

Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30,	December 31,
	2004	2003 (1)
Assets
Current assets:
Cash and cash equivalents	$36,854	$26,243
Investments	600	601
Accounts receivable, net	2,535	6,103
Revenue in excess of billings	1,762	1,258
Other current assets	2,374	1,545

Total current assets	44,125	35,750
Property and equipment, net	4,858	5,765
Investment in joint venture	496	941
Other assets	500	362

Total assets	$49,979	$42,818

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,308	$3,276
Deferred revenue	17,892	15,560
Current portion of capital lease obligations	9	19
Current portion of long-term borrowings	1,018	1,510
Other current liabilities	1,463	968

Total current liabilities	23,690	21,333
Capital lease obligations, less current portion	8	12
Long-term borrowings, less current portion	729	1,063
Other long-term liabilities	735	856

Total liabilities	25,162	23,264

Shareholders’ equity:
Common stock	128,535	127,414
Accumulated other comprehensive income	58	48
Accumulated deficit	(103,776)	(107,908)

Total shareholders’ equity	24,817	19,554

Total liabilities and shareholders’ equity	$49,979	$42,818

(1) Derived from Corillian’s audited consolidated financial statements as of December 31, 2003.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2004	2003	2004	2003
Revenues	$12,429	$11,482	$24,126	$22,330
Cost of revenues	4,785	4,933	9,795	9,994

Gross profit	7,644	6,549	14,331	12,336

Operating expenses:
Sales and marketing	1,825	1,437	3,512	3,270
Research and development	1,587	1,647	2,978	3,377
General and administrative	1,671	1,393	3,235	3,589
Amortization of deferred stock-based compensation	—	—	—	35

Total operating expenses	5,083	4,477	9,725	10,271

Income from operations	2,561	2,072	4,606	2,065
Other expense, net	(212)	(278)	(384)	(712)

Net income before income taxes	2,349	1,794	4,222	1,353
Income taxes	50	—	90	—

Net income	$2,299	$1,794	$4,132	$1,353

Basic net income per share	$0.06	$0.05	$0.11	$0.04
Diluted net income per share	$0.06	$0.05	$0.10	$0.04
Shares used in computing basic net income per share	37,499	36,304	37,327	36,271
Shares used in computing diluted net income per share	40,198	36,988	40,423	36,571

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Six-Month Period Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,132	$1,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,335	2,045
Amortization of deferred stock-based compensation	—	35
Equity in losses of joint venture	445	676
Provision for (recovery of) bad debts	8	(50)
Loss on sale of assets	2	—
Income tax benefit of employee stock plans	45	—
Changes in operating assets and liabilities:
Restricted cash	—	1,003
Accounts receivable	3,552	1,471
Revenue in excess of billings	(504)	258
Other current and long-term assets	(967)	(776)
Accounts payable and accrued liabilities	49	(1,148)
Deferred revenue and other current and long-term liabilities	2,706	3,711

Net cash provided by operating activities	10,803	8,578

Cash flows from investing activities:
Purchase of property and equipment	(430)	(326)
Proceeds from the maturities of investments	1	910
Investment in joint venture	—	(1,000)

Net cash used in investing activities	(429)	(416)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,076	110
Proceeds from long-term borrowings	—	1,000
Repayments of long-term borrowings	(826)	(1,305)
Principal payments on capital lease obligations	(14)	(217)

Net cash provided by (used in) financing activities	236	(412)

Effect of exchange rate fluctuations on cash and cash equivalents	1	5

Increase in cash and cash equivalents	10,611	7,755
Cash and cash equivalents at beginning of period	26,243	16,721

Cash and cash equivalents at end of period	$36,854	$24,476

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Corillian’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 24, 2004.

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

(3) Revenue Recognition

     Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Corillian’s software arrangements generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services. Corillian’s software licenses are, in general, functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation and training services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Corillian has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. The hosting element can be accounted for separately from the license element, as the customer can take possession of the software without significant penalty, in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware.

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

     Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the renewal rate. Corillian allocates revenue to the elements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

     Revenues for post-contractual customer support are recognized ratably over the term of the support services period, generally a period of one year. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades deliverable on a when and if available basis. Revenues from hosting services for transactions processed by Corillian are recognized ratably over the hosting term

     Pursuant to SOP No. 81-1, on projects where ultimate recoverability is questionable due to inherent hazards, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s condensed consolidated statements of operations.

     Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenues and expenses recognized from these projects accounted for under the “zero profit” methodology during the three and six-month periods ended June 30, 2003, were approximately $326,000 and $614,000 respectively. All three of this customer’s projects were completed and accepted during the second half of 2003. No further revenues were deferred on these projects as of December 31, 2003.

     Corillian generally licenses Corillian Voyager on an end user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. A majority of the revenues from additional license sales is generally recognized in the period in which the licenses are sold.

     In arrangements where Corillian does not have an obligation to install its products, but may become involved in the installation of these products, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If Corillian determines that the customer or reseller can successfully install Corillian’s products in a production environment without Corillian’s involvement, Corillian will recognize non-refundable license fees in the period in which collectibility of the license fees is probable, assuming all other SOP No. 97-2 revenue recognition criteria are met.

     Corillian also provides professional services in which Corillian customizes existing software based on a customer’s specifications on a stand alone basis. Revenues from these professional services in which Corillian has an obligation to successfully complete specified activities are deferred until acceptance by the customer, whereas agreements in which Corillian is providing services on a best-efforts basis are recognized as services are performed. Arrangements where customers fund expedited development of software products are accounted for as funded research and development. In arrangements where Corillian retains and reserves title and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense.

(4) Concentration of Credit Risk

     Results of operations are substantially derived from United States operations and substantially all significant assets reside in the United States. A majority of Corillian’s revenues are generated from banks and other financial institutions. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of June 30, 2004, two customers individually accounted for 12% and 28% of consolidated accounts receivable. Two customers individually accounted for 20% and 34% of Corillian’s consolidated revenue in excess of billing balance as of June 30, 2004. As of December 31, 2003, three customers individually accounted for 22%, 17% and 15% of consolidated accounts receivable. Three customers individually accounted for 26%, 25% and 13% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2003.

     Corillian is also subject to concentrations of credit risk from its cash and cash equivalents and investments. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with major financial institutions and by investing in investment-grade securities.

(5) Comprehensive Income (Loss)

     Corillian has adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 130, Reporting on Comprehensive Income, (Statement No. 130). Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss) for Corillian and have not been material to Corillian’s financial position or results of operations.

(6) Supplemental Disclosures of Cash Flow Information

	For the Six-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Cash paid during the period for:
Interest	$64	$145
Taxes	66	—

(7) Deferred Stock-Based Compensation

     As of June 30, 2004, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date a stock option is granted if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. Corillian recorded no amortization of deferred stock-based compensation during the three-month periods ended June 30, 2004 and 2003, or the six-month period ended June 30, 2004, as all deferred stock-based compensation was amortized as of March 31, 2003.

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

For the Six-Month
Period Ended
June 30, 2003
(in thousands)
Cost of revenues	$7
Sales and marketing	14
Research and development	5
General and administrative	9

$35

     The following table illustrates the effect on net income and net income per share if Corillian had applied the fair value recognition provisions of Statement No. 123, to stock-based employee compensation:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(in thousands, except per share data)
Net income, as reported	$2,299	$1,794	$4,132	$1,353
Add: Stock-based compensation expense determined using the intrinsic value method	—	—	—	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(526)	(718)	(1,237)	(1,603)

Proforma net income (loss)	$1,773	$1,076	$2,895	$(215)

Net income (loss) per share:
Basic — as reported	$0.06	$0.05	$0.11	$0.04
Diluted — as reported	0.06	0.05	0.10	0.04
Basic — pro forma	0.05	0.03	0.08	(0.01)
Diluted — pro forma	0.04	0.03	0.07	(0.01)

(8) Net Income Per Share

     Corillian computes net income per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of Statement No. 128 and SAB No. 98, basic net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potential dilutive common shares outstanding during the period.

     The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period		For the Six-Month Period Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(in thousands)
Shares for basic net income per share:
Weighted-average common shares	37,499	36,304	37,327	36,271
Effect of dilutive securities:
Stock options and employee stock purchase plan	2,699	684	3,096	300

Shares for diluted net income per share	40,198	36,988	40,423	36,571

     The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(in thousands)
Shares issuable under stock options	1,225	3,265	1,213	3,364
Shares issuable under a warrant	—	250	—	250

	1,225	3,515	1,213	3,614

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

     Corillian’s international operations generated a total of approximately $193,000 and $145,000 of its consolidated revenues during the three-month periods ended June 30, 2004 and 2003, respectively. Corillian’s international operations generated a total of approximately

$369,000 and $277,000 of its consolidated revenues during the six-month periods ended June 30, 2004 and 2003, respectively.

(b) Revenues

     Corillian’s chief decision-maker monitors the revenue streams of licenses and various services. There are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management has not made such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the accompanying condensed consolidated financial statements.

     Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(in thousands)
License and professional services	$8,599	$8,693	$17,119	$16,944
Post-contractual support	2,809	2,197	5,285	4,332
Hosting	1,021	592	1,722	1,054

	$12,429	$11,482	$24,126	$22,330

     (c) Customer Concentration

     Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended June 30, 2004, two customers individually accounted for 23% and 11% of consolidated revenues. During the three-month period ended June 30, 2003, three customers individually accounted for 18%, 13% and 11% of consolidated revenues. During the six-month period ended June 30, 2004, two customers individually accounted for 25% and 13% of consolidated revenues. During the six-month period ended June 30, 2003, two customers individually accounted for 13% and 12% of consolidated revenues.

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

     (b) Operating lease

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described below and in greater detail in Exhibit 99.1 to this Report, Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and Corillian’s press releases from time to time. You are advised to read the more detailed and thorough discussion of the following risks Corillian faces in its business contained in Exhibit 99.1 to this Report.

•	While Corillian has generated net income in each of the most recent five fiscal quarters, Corillian has a history of losses and may incur losses in future periods if Corillian is not able to, among other things, increase its sales to new and existing customers.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of Corillian’s common stock to decline.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if Corillian loses customers or fails to add additional customers to its customer base.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Corillian may not achieve anticipated revenues if Corillian does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	Corillian’s partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

•	Corillian may need to raise additional financing to fund its operations and may not be able to raise funds on beneficial terms or at all.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage Corillian’s reputation and require Corillian to incur financial loss.

•	The market price for Corillian’s common stock, like other technology stocks, may be volatile.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent Corillian from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	Corillian may incur substantial losses from non-operating activities, such as Corillian’s minority investments in other companies, or lose the entire amount Corillian has invested in other companies.

•	If Corillian loses key personnel, Corillian could experience reduced sales, delayed product development and diversion of management resources.

•	If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or Internet security problems could damage Corillian’s reputation and business.

•	New technologies could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in Corillian’s customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Corillian’s products and services must interact with other vendors’ products, which may not function properly.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the Internet and the financial services industry would limit the market for Corillian’s products and services, impose on Corillian liability for transmission of protected data and increase its expenses.

     Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not plan to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.

Overview

     Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, Wachovia Bank, The Huntington National Bank, Charter One Bank and SunTrust Bank.

     Substantially all of Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting and training. Corillian also provides maintenance and hosting services for its customers. In most cases, Corillian recognizes revenues for licenses, implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance and hosting services are recognized ratably over the term of the associated maintenance or hosting contract. Revenues derived from consulting services are recognized as the services are performed. Corillian generally licenses Corillian Voyager on an end user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users.

     The market for new sales of Internet banking solutions continued to be challenging in 2003 and the first half of 2004 due to various factors, including conservative information technology spending and budget priorities of financial institutions. Despite these conditions, Corillian was able to sign a significant contract in the second quarter of 2004 with Wachovia Bank. A substantial majority of Corillian’s license revenues in 2003 and the first half of 2004 came from sales to existing customers. In addition, Corillian has significantly improved its operating performance by increasing sales to existing customers and reducing and controlling operating expenses. To address the sales challenges experienced during 2003, Corillian restructured its sales force and marketing organization during the second half of 2003. Corillian believes its strengthened sales and marketing organization contributed significantly to the signing of the Wachovia Bank contract in the second quarter of 2004. Moving forward, Corillian will focus on developing additional applications to complement its market position within retail Internet banking and selling products and services to new and existing customers.

     Revenues for the three-month period ended June 30, 2004 were $12.4 million, as compared to revenues of $11.5 million for the three-month period ended June 30, 2003. Revenues for the six-month period ended June 30, 2004 were $24.1 million, as compared to revenues of $22.3 million for the six-month period ended June 30, 2003. The increase in revenues was primarily due to an increase in license, maintenance and hosting revenues recognized from both ongoing project implementations and the delivery of software to two new customers through Corillian’s partner channel during the first two quarters of 2004.

     Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended June 30, 2004, two customers individually accounted for 23% and 11% of consolidated revenues. During the three-month period ended June 30, 2003, three customers individually accounted for 18%, 13% and 11% of consolidated revenues. During the six-month period ended June 30, 2004, two customers individually accounted for 25% and 13% of consolidated revenues. During the six-month period ended June 30, 2003, two customers individually accounted for 13% and 12% of consolidated revenues.

     Gross profit as a percentage of revenues improved to 62% for the three-month period ended June 30, 2004, as compared to 57% for the three-month period ended June 30, 2003. Gross profit as a percentage of revenues improved to 59% for the six-month period ended June 30, 2004, as compared to 55% for the six-month period ended June 30, 2003. The increase in gross profit as a percentage of revenues was mainly attributable to an increased mix of license, maintenance and hosting revenues as compared to total revenues.

     Corillian reported net income of $2.3 million and $4.1 million for the three and six-month periods ended June 30, 2004, respectively, as compared to net income of $1.8 million and $1.4 million for the three and six-month periods ended June 30, 2003, respectively. The increase in net income resulted from the increase in revenues and improved gross margins discussed above, as well as other corporate cost containment initiatives implemented throughout 2003 and the first half of 2004.

     Corillian’s overall financial position strengthened significantly during the first half of 2004. Corillian generated $10.8 million in net cash from operations during the six-month period ended June 30, 2004, and had $37.5 million in cash, cash equivalents and short-term investments as of June 30, 2004, as compared to $26.8 million in cash, cash equivalents and short-term investments as of December 31, 2003. Working capital improved to $20.4 million as of June 30, 2004, as compared to $14.4 million as of December 31, 2003. These increases in cash and working capital were mainly caused by the receipt of a large license fee payment from Wachovia Bank near the end of June 2004, which will be recognized over the project’s implementation period. The increase in deferred revenue caused by this license fee payment was offset, in part, by the recognition of revenue on several ongoing project implementations, which had been deferred as of December 31, 2003.

     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian had accumulated a deficit of approximately $103.8 million as of June 30, 2004. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, income taxes, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, income taxes and accruals for contracts in loss positions. Corillian’s policy and related procedures for software revenue recognition and income taxes are summarized below.

     Revenue Recognition. Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Corillian’s software arrangements generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and hosting services. Corillian’s software licenses are, in general, functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation and training services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

     In arrangements where Corillian does not have an obligation to install its products, but may become involved in the installation of these products, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If Corillian determines that the customer or reseller can successfully install Corillian’s products in a production environment without Corillian’s involvement, Corillian will recognize non-refundable license fees in the period in which collectibility of the license fees is probable, assuming all other SOP No. 97-2 revenue recognition criteria are met.

     Income Taxes. Corillian records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Corillian determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would either increase income or contributed capital in the period such determination is made.

Results of Operations

Revenues

     Revenues for the three-month period ended June 30, 2004 were $12.4 million, as compared to revenues of $11.5 million for the three-month period ended June 30, 2003. The increase in revenues during the three-month period ended June 30, 2004, as compared to the three-month period ended June 30, 2003, was mainly due to increased license revenues recognized from ongoing project implementations. The increase was also due to an increase in maintenance and hosting revenues recognized during the quarter. These increases were offset, in part, by a decrease in sales of additional licenses to existing customers during the three-month period ended June 30, 2004, as compared to the three-month period ended June 30, 2003. A majority of the revenues from additional license sales is generally recognized in the period in which the licenses are sold.

     Revenues for the six-month period ended June 30, 2004 were $24.1 million, as compared to revenues of $22.3 million for the six-month period ended June 30, 2003. The increase in revenues was primarily due to an increase in license, maintenance and hosting revenues recognized during the six-month period ended June 30, 2004 and the delivery of software to two new customers through Corillian’s partner channel during the first two quarters of 2004.

Cost of Revenues

     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support.

     Cost of revenues for the three-month period ended June 30, 2004 was $4.8 million, as compared to cost of revenues of $4.9 million for the three-month period ended June 30, 2003. Cost of revenues for the six-month period ended June 30, 2004 was $9.8 million, as compared to cost of revenues of $10.0 million for the six-month period ended June 30, 2003.

     Gross profit as a percentage of revenues was 62% for the three-month period ended June 30, 2004, as compared to 57% for the three-month period ended June 30, 2003. Gross profit as a percentage of revenues was 59% for the six-month period ended June 30, 2004, as compared to 55% for the six-month period ended June 30, 2003. The increase in gross profit as a percentage of revenues during both the three and six-month periods ended June 30, 2004, as compared to the three and six-month periods ended June 30, 2003, was mainly attributable to an increased overall mix of higher margin license, maintenance and hosting revenues as compared to total revenues.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses were $1.8 million for the three-month period ended June 30, 2004, compared to $1.4 million for the three-month period ended June 30, 2003. Sales and marketing expenses were $3.5 million for the six-month period ended June 30, 2004, compared to $3.3 million for the six-month period ended June 30, 2003. The increase in sales and marketing expenses during both the three and six-month periods ended June 30, 2004, as compared to the three and six-month periods ended June 30, 2003, was mainly due to increased marketing consulting and public relations expense during the first half of 2004.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses were $1.6 million for the three-month periods ended June 30, 2004 and 2003. Research and development expenses were $3.0 million for the six-month period ended June 30, 2004, as compared to $3.4 million for the six-month period ended June 30, 2003.

     The decrease in research and development expenses during the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003, was mainly due to an increase in services provided by certain Corillian research and development personnel to Corillian’s customers during the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003. This resulted in the reclassification of $622,000 of additional expenses related to these personnel to cost of revenues during the first half of 2004, as compared to the first half of 2003. The effect of this reclassification was offset, in part, by increased research and development employee staff cost incurred during the first half of 2004, as compared to the first half of 2003.

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

     General and Administrative Expenses. General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expenses and other general corporate expenses. General and administrative expenses were $1.7 million for the three-month period ended June 30, 2004, as compared to $1.4 million for the three-month period ended June 30, 2003. During the three-month period ended June 30, 2003, Corillian entered into a settlement agreement with its insurance company regarding a contract dispute with one of Corillian’s customers. Under this agreement, Corillian’s insurance company agreed to pay Corillian $250,000, which was received in July 2003. Corillian recorded this settlement as a reduction in general and administrative expense for the three-month period ended June 30, 2003.

     General and administrative expenses were $3.2 million for the six-month period ended June 30, 2004, as compared to $3.6 million for the six-month period ended June 30, 2003. The decrease in general and administrative expenses during the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003, was mainly due to the $300,000 in domestic general and administrative expense related to Ted Spooner’s severance agreement, which was recorded as general and administrative expense during the three-month period ended March 31, 2003, as well as savings realized from a decrease in Corillian’s corporate insurance premiums during the first half of 2004. These decreases were partially offset by the effect of the $250,000 insurance settlement discussed above.

     Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount was being amortized over the respective vesting periods of these options on an accelerated basis. Amortization of deferred stock-based compensation was $35,000 for the six-month period ended June 30, 2003. All deferred stock-based compensation was amortized as of March 31, 2003.

Other Expense, Net

     Other expense, net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items. Other expense, net, was $212,000 for the three-month period ended June 30, 2004, as compared to $278,000 for the three-month period ended June 30, 2003. This decrease was mainly due to a $42,000 decrease in Corillian’s proportionate share of Synoran LLC’s (formerly e-Banc LLC) net loss during the three-month period ended June 30, 2004, as compared to the three-month period June 30, 2003.

     Other expense, net, was $384,000 for the six-month period ended June 30, 2004, as compared to $712,000 for the six-month period ended June 30, 2003. This decrease was mainly due to a $231,000 decrease in Corillian’s proportionate share of Synoran LLC’s net loss during the six-month period ended June 30, 2004, as compared to the six-month period June 30, 2003. This decrease was also due to a decrease in interest expense of approximately $81,000 during the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003, as Corillian continued to pay down its capital lease and line of credit obligations.

Income Taxes

     Corillian expects to be profitable for the twelve-month period ended December 31, 2004, and, therefore, expects to incur an alternative minimum tax liability for this period. As a result, Corillian recorded income tax charges of approximately $50,000 and $90,000 during the three and six-month periods ended June 30, 2004, respectively, related to estimated alternative minimum taxes for these periods. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

     As of June 30, 2004, Corillian had $37.5 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds, as compared to $26.8 million as of December 31, 2003. As of June 30, 2004, Corillian had a $5.0 million equipment line of credit with a financial institution. Approximately $1.7 million was outstanding under this line of credit as of June 30, 2004, and no additional amounts were available for borrowing as of this date. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, debt coverage ratio and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of June 30, 2004. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

     Net cash provided by operating activities was $10.8 million and $8.6 million during the six-month periods ended June 30, 2004 and 2003, respectively. The increase in net cash provided by operations during the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003, was primarily driven by an increase in net income, net of non-cash expenses including depreciation and equity losses in Synoran LLC, and a decrease in accounts receivable, which was due to a large additional seat license billing made in December 2003 that was collected during the first quarter of 2004. In the second quarter of 2004, Corillian signed a licensing contract with Wachovia Bank. Corillian received a substantial license fee payment during the second quarter of 2004 under this contract, which significantly increased Corillian’s cash and cash equivalents and deferred revenue balances as of June 30, 2004. Revenues from this contract will be recognized over the project’s implementation period.

     Net cash used in investing activities was $429,000 and $416,000 for the six-month periods ended June 30, 2004 and 2003, respectively. Net cash used in investing activities during the six-month period ended June 30, 2004 consisted of mainly of $430,000 of property and equipment purchases. Net cash used in investing activities during the six-month period ended June 30, 2003 consisted of $326,000 of property and equipment purchases and a $1.0 million cash investment in Synoran LLC, offset by $910,000 in proceeds received from the maturities of investments.

     Net cash provided by financing activities was $236,000 for the six-month period ended June 30, 2004. Net cash used in financing activities was $412,000 for the six-month period ended June 30, 2003. During the six-month period ended June 30, 2004, net cash provided by financing activities consisted of $1.1 million in proceeds received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans, which was offset, in part, by $840,000 in repayments on long-term borrowings and capital lease obligations. Net cash used in financing activities during the six-month period ended June 30, 2003 consisted primarily of repayments on long-term borrowings and capital lease obligations of $1.5 million, which was partially offset by $1.0 million in proceeds from long-term borrowings and $110,000 received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans.

     Working capital increased to $20.4 million as of June 30, 2004, as compared to $14.4 million as of December 31, 2003. This increase was mainly due to a substantial license fee payment during the second quarter of 2004 under the Wachovia Bank contract, which significantly increased Corillian’s cash and cash equivalents and deferred revenue balances as of June 30, 2004. The increase in Corillian’s deferred revenue balance caused by this license payment was partially offset by the recognition of revenue on several ongoing project implementations, which had been deferred as of December 31, 2003.

     Corillian had no material financial obligations as of June 30, 2004, other than obligations under its line of credit facilities and operating and capital leases, as well as its obligation to pay Key Bank $175,000 in cash on November 16, 2004. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to Corillian’s current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rate Sensitivity

     Corillian develops products in the United States and markets its products and services in the United States, and to a lesser extent in Europe, Asia and Australia. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of Corillian’s revenues are currently denominated in United States dollars, a strengthening of the United States dollar could make Corillian’s products less competitive in foreign markets.

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

Interest Rate Sensitivity

     As of June 30, 2004, Corillian had $37.5 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds, as compared to $26.8 million as of

December 31, 2003. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A 10% change in interest rates would not have a material impact on Corillian’s financial position, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation conducted under the supervision and with the participation of Corillian’s management, including Corillian’s chief executive officer and chief financial officer, as of June 30, 2004, Corillian’s chief executive officer and chief financial officer have concluded that Corillian’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Exchange Act) are effective to ensure that information required to be disclosed by Corillian in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the three-month period ended June 30, 2004, there were no changes in Corillian’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Corillian’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

     (b) Reports on Form 8-K

     On April 29, 2004, Corillian furnished a report on Form 8-K, which disclosed Corillian’s press release providing its financial results as of and for the three-month period ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2004.

CORILLIAN CORPORATION

By:	/s/ Paul K. Wilde

Paul K. Wilde
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors