Form 10-Q
period 2004-09-30
CORILLIAN CORP
filed 2004-11-15
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2004 was 38,231,880 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I	Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II	Other Information
Item 6.	Exhibits
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

CORILLIAN CORPORATION

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30,	December 31,
	2004	2003(1)
Assets
Current assets:
Cash and cash equivalents	$34,420	$26,243
Investments	—	601
Accounts receivable, net	6,366	6,103
Revenue in excess of billings	2,451	1,258
Other current assets	2,369	1,545

Total current assets	45,606	35,750
Property and equipment, net	4,010	5,765
Investment in joint venture	282	941
Other assets	465	362

Total assets	$50,363	$42,818

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,485	$3,276
Deferred revenue	14,509	15,560
Current portion of capital lease obligations	9	19
Current portion of long-term borrowings	783	1,510
Other current liabilities	1,444	968

Total current liabilities	20,230	21,333
Capital lease obligations, less current portion	6	12
Long-term borrowings, less current portion	688	1,063
Other long-term liabilities	659	856

Total liabilities	21,583	23,264

Shareholders’ equity:
Common stock	129,424	127,414
Accumulated other comprehensive income	60	48
Accumulated deficit	(100,704)	(107,908)

Total shareholders’ equity	28,780	19,554

Total liabilities and shareholders’ equity	$50,363	$42,818

(1) Derived from Corillian’s audited consolidated financial statements as of December 31, 2003.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Revenues	$13,517	$11,586	$37,643	$33,916
Cost of revenues	4,499	5,094	14,294	15,088

Gross profit	9,018	6,492	23,349	18,828

Operating expenses:
Sales and marketing	1,846	1,501	5,358	4,771
Research and development	1,641	1,390	4,619	4,767
General and administrative	1,826	1,654	5,061	5,243
Impairment charge	491	—	491	—
Amortization of deferred stock-based compensation	—	—	—	35

Total operating expenses	5,804	4,545	15,529	14,816

Income from operations	3,214	1,947	7,820	4,012
Other expense, net	(122)	(198)	(506)	(910)

Net income before income taxes	3,092	1,749	7,314	3,102
Income taxes	20	100	110	100

Net income	$3,072	$1,649	$7,204	$3,002

Basic net income per share	$0.08	$0.05	$0.19	$0.08
Diluted net income per share	$0.08	$0.04	$0.18	$0.08
Shares used in computing basic net income per share	37,947	36,451	37,432	36,331
Shares used in computing diluted net income per share	40,429	38,356	40,403	37,154

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine-Month Period Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,204	$3,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,824	2,932
Amortization of deferred stock-based compensation	—	35
Impairment of long-lived assets	491	—
Equity in losses of joint venture	659	885
Provision for (recovery of) bad debts	(75)	(116)
Loss on sale of assets	2	—
Income tax benefit of equity transactions	64	—
Changes in operating assets and liabilities:
Restricted cash	—	1,003
Accounts receivable	(196)	(1,955)
Revenue in excess of billings	(1,193)	387
Other current and long-term assets	(927)	1,148
Accounts payable and accrued liabilities	227	(445)
Deferred revenue and other current and long-term liabilities	(772)	1,331

Net cash provided by (used in) operating activities	7,308	8,207

Cash flows from investing activities:
Purchase of property and equipment	(562)	(488)
Proceeds from the maturities of investments	601	910
Investment in joint venture	—	(1,000)

Net cash provided by (used in) investing activities	39	(578)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,946	390
Proceeds from long-term borrowings	—	—
Repayments of long-term borrowings	(1,102)	(636)
Principal payments on capital lease obligations	(16)	(329)

Net cash provided by (used in) financing activities	828	(575)

Effect of exchange rate fluctuations on cash and cash equivalents	2	5

Increase in cash and cash equivalents	8,177	7,059
Cash and cash equivalents at beginning of period	26,243	16,721

Cash and cash equivalents at end of period	$34,420	$23,780

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

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     Revenues for post-contractual customer support are recognized ratably over the term of the support services period, generally a period of one year. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades deliverable on a when and if available basis. Revenues from hosting services for transactions processed by Corillian are recognized ratably over the hosting term.

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

     Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenues and expenses recognized from these projects accounted for under the “zero profit” methodology during the three- and nine-month periods ended September 30, 2003, were approximately $99,000 and $714,000, respectively. Additionally, as one of this customer’s projects was completed and accepted during the third quarter of 2003, Corillian recognized an additional $724,000 of gross profit related to this project during the third quarter of 2003, which had been previously deferred until completion of the project. The final two of this customer’s projects were completed and accepted during the fourth quarter of 2003. No further revenues were deferred on these projects as of December 31, 2003.

     Corillian generally licenses Corillian Voyager on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license agreements require customers to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional license seat sales are generally recognized in the period in which the licenses are sold.

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

     Corillian also provides professional services in which Corillian customizes existing software based on a customer’s specifications on a stand-alone basis. Revenues from these professional services in which Corillian has an obligation to successfully complete specified activities are deferred until acceptance by the customer, whereas agreements in which Corillian is providing services on a best-efforts basis are recognized as services are performed. Arrangements where customers fund expedited development of software products are accounted for as funded research and development. In arrangements where Corillian retains and reserves title and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense.

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

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of September 30, 2004, two customers individually accounted for 39% and 17% of consolidated accounts receivable. Four customers individually accounted for 30%, 16%, 15% and 15% of Corillian’s consolidated revenue in excess of billing balance as of September 30, 2004. As of December 31, 2003, three customers individually accounted for 22%, 17% and 15% of consolidated accounts receivable. Three customers individually accounted for 26%, 25% and 13% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2003.

     Corillian is also subject to concentrations of credit risk from its cash and cash equivalents and investments. Corillian limits its exposure to credit risk associated with cash and cash equivalents and investments by placing its cash, cash equivalents and investments with major financial institutions and by investing in investment-grade securities.

(5) Comprehensive Income

     Corillian has adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 130, Reporting on Comprehensive Income , (Statement No. 130). Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss) for Corillian and have not been material to Corillian’s financial position or results of operations.

(6) Supplemental Disclosures of Cash Flow Information

	For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003
	(in thousands)
Cash paid during the period for:
Interest	$93	$199
Taxes	99	—

(7) Deferred Stock-Based Compensation

     As of September 30, 2004, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date a stock option is granted if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. Corillian recorded no amortization of deferred stock-based compensation during the three-month periods ended September 30, 2004 and 2003, or the nine-month period ended September 30, 2004, as all deferred stock-based compensation was amortized as of March 31, 2003.

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations:

For the Nine-Month Period Ended
September 30, 2003
(in thousands)
Cost of revenues	$7
Sales and marketing	14
Research and development	5
General and administrative	9

$35

     The following table illustrates the effect on net income and net income per share if Corillian had applied the fair value recognition provisions of Statement No. 123, to stock-based compensation:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
		(in thousands, except per share data)
Net income, as reported	$3,072	$1,649	$7,204	$3,002
Add: Stock-based compensation expense determined using the intrisic value method	—	—	—	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(461)	(769)	(1,698)	(2,371)

Pro forma net income	$2,611	$880	$5,506	$666

Net income per share:
Basic — as reported	$0.08	$0.05	$0.19	$0.08
Diluted — as reported	$0.08	$0.04	$0.18	$0.08
Basic — pro forma	$0.07	$0.02	$0.15	$0.02
Diluted — pro forma	$0.06	$0.02	$0.14	$0.02

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

     The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
		(in thousands)
Shares for basic net income per share:
Weighted-average common shares outstanding	37,947	36,451	37,432	36,331
Effect of dilutive securities:
Stock options and employee stock purchase plan	2,482	1,905	2,971	823

Shares for diluted net income per share	40,429	38,356	40,403	37,154

     The following shares issuable under stock options and a warrant were excluded from dilutive shares under the treasury stock method as the exercise price of the stock options and warrant exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
		(in thousands)
Shares issuable under stock options	1,342,164	1,642,136	1,205,701	3,150,108
Shares issuable under a warrant	—	250,000	—	250,000

	1,342,164	1,892,136	1,205,701	3,400,108

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

          Corillian’s international operations generated a total of approximately $116,000 and $199,000 of its consolidated revenues during the three month periods ended September 30, 2004 and 2003, respectively. Corillian’s international operations generated a total of approximately $485,000 and $476,000 of its consolidated revenues during the nine-month periods ended September 30, 2004 and 2003, respectively.

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

          Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
		(in thousands)
License and professional services	$9,544	$8,877	$26,663	$25,821
Post-contractual support	3,046	2,127	8,331	6,459
Hosting	927	582	2,649	1,636

	$13,517	$11,586	$37,643	$33,916

     (c) Customer Concentration

          Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended September 30, 2004, two customers individually accounted for 27% and 16% of consolidated revenues. During the three-month period ended September 30, 2003, two customers individually accounted for 21% and 15% of consolidated revenues. During the nine-month period ended September 30, 2004, two customers individually accounted for 25% and 12% of consolidated revenues. During the nine-month period ended September 30, 2003, two customers individually accounted for 14% and 13% of consolidated revenues.

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

     (b) Operating lease

          On August 23, 2004, Corillian entered into an amendment to its lease for office space at its corporate headquarters in Hillsboro, Oregon. This amendment reduced the space leased effective January 1, 2005 to approximately 100,000 square feet, from the approximately 122,000 square feet previously leased. The amendment also extended the lease expiration date to September 2010.

          Pursuant to Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Corillian recognized an impairment charge of $491,000 in the three- and nine-month periods ended September 30, 2004 to write off the remaining book value of long-lived assets in the space Corillian has abandoned and ceased to use.

          Minimum payments on the lease, before and after amendment, are as follows:

	After	Before
	Amendment	Amendment
	(in thousands)
Years ending December 31:
2004	$2,757	$2,757
2005	2,300	2,818
2006	2,351	2,881

	After	Before
	Amendment	Amendment
	(in thousands)
Years ending December 31:
2007	2,355	2,198
Thereafter	6,317	—

Total	$16,080	$10,654

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

•	While Corillian has generated net income in each of the most recent six fiscal quarters, Corillian has a history of losses and may incur losses in future periods if Corillian is not able to, among other things, increase its sales to new and existing customers.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of Corillian’s common stock to decline.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if Corillian loses customers or fails to add additional customers to its customer base.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Corillian may not achieve anticipated revenues if Corillian does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	Corillian’s partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

•	Corillian may need to raise additional financing to fund its operations and may not be able to raise funds on beneficial terms or at all.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage Corillian’s reputation and require Corillian to incur financial loss.

•	The market price for Corillian’s common stock, like other technology stocks, may be volatile.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent Corillian from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	If Corillian loses key personnel, Corillian could experience reduced sales, delayed product development and diversion of management resources.

•	If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or Internet security problems could damage Corillian’s reputation and business.

•	New technologies could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in Corillian’s customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Corillian’s products and services must interact with other vendors’ products, which may not function properly.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the Internet and the financial services industry would limit the market for Corillian’s products and services, impose on Corillian liability for transmission of protected data and increase its expenses.

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

     Substantially all of Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting and training. Corillian also provides maintenance and hosting services for its customers. In most cases, Corillian recognizes revenues for licenses, implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance and hosting services are recognized ratably over the term of the associated maintenance or hosting contract. Revenues derived from consulting services are recognized as the services are performed. Corillian generally licenses Corillian Voyager on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users.

     The market for new sales of Internet banking solutions continued to be challenging in 2003 and the first nine months of 2004 due to various factors, including conservative information technology spending and budget priorities of financial institutions. Despite these conditions, Corillian was able to sign a significant contract in the second quarter of 2004 with Wachovia Bank. However, most of Corillian’s license revenues in 2003 and the first nine months of 2004 came from sales to existing customers. During these periods, Corillian significantly improved its operating performance by increasing sales to existing customers and reducing and controlling operating expenses. To address the sales challenges experienced during 2003, Corillian restructured its sales force and marketing organization during the second half of 2003. Corillian believes its strengthened sales and marketing organization contributed significantly to the signing of the Wachovia Bank contract in the second quarter of 2004. Moving forward, Corillian will focus on developing additional applications to complement its market position within retail Internet banking and selling products and services to new and existing customers.

     Revenues for the three-month period ended September 30, 2004 were $13.5 million, as compared to revenues of $11.6 million for the three-month period ended September 30, 2003. Revenues for the nine-month period ended September 30, 2004 were $37.6 million, as compared to revenues of $33.9 million for the nine-month period ended September 30, 2003. The increase in revenues was primarily due to an increase in license, maintenance and hosting revenues recognized from both ongoing project implementations and the delivery of software to two new customers through Corillian’s partner channel during the first two quarters of 2004.

     Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended September 30, 2004, two customers individually accounted for 27% and 16% of consolidated revenues. During the three-month period ended September 30, 2003, two customers individually accounted for 21% and 15% of consolidated revenues. During the nine-month period ended September 30, 2004, two customers individually accounted for 25% and 12% of consolidated revenues. During the nine-month period ended September 30, 2003, two customers individually accounted for 14% and 13% of consolidated revenues.

     Gross profit as a percentage of revenues improved to 67% for the three-month period ended September 30, 2004, as compared to 56% for the three-month period ended September 30, 2003. Gross profit as a percentage of revenues improved to 62% for the nine-month period ended September 30, 2004, as compared to 56% for the nine-month period ended September 30, 2003. The increase in gross profit as a percentage of revenues was mainly attributable to an increased mix of high margin license revenues as a percentage of total revenues as well as increased margins on maintenance fees as a result of a higher base of maintenance fees on relatively consistent maintenance costs.

     Corillian reported net income of $3.1 million and $7.2 million for the three- and nine-month periods ended September 30, 2004, respectively, as compared to net income of $1.6 million and $3.0 million for the three- and nine-month periods ended September 30, 2003, respectively. The increase in net income resulted from the increase in revenues and improved gross margins discussed above.

     Corillian’s overall financial position strengthened significantly during the first nine months of 2004. Corillian generated $7.3 million in net cash from operations during the nine-month period ended September 30, 2004, and had $34.4 million in cash, cash equivalents and short-term investments as of September 30, 2004, as compared to $26.8 million in cash, cash equivalents and short-term investments as of December 31, 2003. Working capital improved to $25.4 million as of September 30, 2004, as compared to $14.4 million as of December 31, 2003. This increase in cash was primarily caused by the receipt of a large license fee payment near the end of September 2004, which will be recognized as revenue over the project’s implementation period. The increase in deferred revenue caused by this license fee payment was more than offset by the recognition of revenue on several ongoing project implementations, which had been deferred as of December 31, 2003.

     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian had accumulated a deficit of approximately $100.7 million as of September 30, 2004. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues, are not necessarily indicative of its future performance.

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

Income Taxes

     Corillian records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Corillian determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would either increase income or contributed capital in the period such determination is made.

Results of Operations

Revenues

     Revenues for the three-month period ended September 30, 2004 were $13.5 million, as compared to revenues of $11.6 million for the three-month period ended September 30, 2003. This increase in revenues was mainly due to the recognition in the three-month period ended September 30, 2004 of a performance bonus classified as license revenue in excess of $2 million that was related to a product development project with a large customer. The increase was also driven by higher maintenance revenues resulting from a higher base of installed customers, and higher hosting revenues resulting from the addition of a large hosting customer in 2004. These increases were offset, in part, by decreases in revenues from sales of additional license seats to existing customers and from professional services. A majority of the revenues from additional license seat sales is generally recognized in the period in which the licenses are sold.

     Revenues for the nine-month period ended September 30, 2004 were $37.6 million, as compared to revenues of $33.9 million for the nine-month period ended September 30, 2003. The increase in revenues was primarily due to an increase in license, maintenance and hosting revenues recognized during the nine- month period ended September 30, 2004 and the delivery of software to two new customers through Corillian’s partner channel during the first two quarters of 2004. These increases were offset, in part, by decreases in revenues from sales of additional license seats to existing customers and professional services revenues.

Cost of Revenues

     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support.

     Cost of revenues for the three-month period ended September 30, 2004 was $4.5 million, as compared to cost of revenues of $5.1 million for the three-month period ended September 30, 2003. Cost of revenues for the nine-month period ended September 30, 2004 was $14.3 million, as compared to cost of revenues of $15.1 million for the nine-month period ended September 30, 2003. Cost of revenues decreased primarily as a result of lower professional services revenues.

     Gross profit as a percentage of revenues was 67% for the three-month period ended September 30, 2004, as compared to 56% for the three-month period ended September 30, 2003. Gross profit as a percentage of revenues was 62% for the nine-month period ended September 30, 2004, as compared to 56% for the nine-month period ended September 30, 2003. The increase in gross profit as a percentage of revenues during both the three- and nine-month periods ended September 30, 2004, as compared to the three- and nine-month periods ended September 30, 2003, was mainly attributable to an increased mix of high margin license revenues as a percentage of total revenues as well as increased margins on maintenance fees as a result of a higher base of maintenance fees on relatively consistent maintenance costs.

Operating Expenses

Sales and Marketing Expenses

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities. Sales and marketing expenses were $1.8 million for the three-month period ended September 30, 2004, compared to $1.5 million for the three-month period ended September 30, 2003. Sales and marketing expenses were $5.4 million for the nine-month period ended September 30, 2004, compared to $4.8 million for the nine-month period ended September 30, 2003. The increase in sales and marketing expenses during both the three- and nine-month periods ended September 30, 2004, as compared to the three- and nine-month periods ended September 30, 2003, was mainly due to increased commissions, marketing, consulting and public relations expense during the first nine months of 2004.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products. Research and development expenses were $1.6 million for the three-month period ended September 30, 2004, compared to $1.4 million for the three-month period ended September 30, 2003. Research and development expenses were $4.6 million for the nine-month period ended September 30, 2004, as compared to $4.8 million for the nine-month period ended September 30, 2003.

     The increase in research and development expenses during the three-month period ended September 30, 2004, as compared to the three-month period ended September 30, 2003, was mainly due to an increase in personnel related costs as Corillian increased its investment in engineering personnel to support new product and product upgrade initiatives across its product channels, including consumer, small business and corporate banking. The decrease in research and development expenses in the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003, was mainly due to an increase in services provided by certain Corillian research and development personnel to Corillian’s customers, which is reclassified to cost of revenue. This decrease was partially offset by the increase in personnel costs described above.

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

General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expenses and other general corporate expenses. General and administrative expenses were $1.8 million for the three-month period ended September 30, 2004, as compared to $1.7 million for the three-month period ended September 30, 2003. This increase was due to higher costs incurred on Corillian’s Sarbanes-Oxley Act of 2002 compliance projects, which were partially offset by a corporate consulting project expensed in the three-months ended September 30, 2003.

     General and administrative expenses were $5.1 million for the nine-month period ended September 30, 2004, as compared to $5.2 million for the nine-month period ended September 30, 2003. This decrease was mainly due to a $300,000 charge in the three-month period ended March 31, 2003 related to Ted Spooner’s severance agreement. Other factors that led to the decrease were savings realized from a decrease in Corillian’s corporate insurance premiums during the 2004 period and a corporate consulting project expensed in the nine-months ended September 30, 2003. These decreases were partially offset by the effect of a $250,000 insurance settlement that reduced general and administrative expense in the three-month period ended June 30, 2003, as well as higher costs incurred on Corillian’s Sarbanes-Oxley Act of 2002 compliance projects in the three-month period ended September 30, 2004.

Impairment Charge

     On August 23, 2004, Corillian entered into an amendment to its lease for office space at its corporate headquarters in Hillsboro, Oregon. This amendment reduced the space leased effective January 1, 2005 to approximately 100,000 square feet, from the approximately 122,000 square feet previously leased. Pursuant to Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Corillian recognized an impairment charge of $491,000 in the three- and nine-month periods ended September 30, 2004 to write off the remaining book value of long-lived assets in the space Corillian has abandoned and ceased to use.

Other Expense, Net

     Other expense, net, consists primarily of interest earned on cash and cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items. Other expense, net, was $122,000 for the three-month period ended September 30, 2004, as compared to $198,000 for the three-month period ended September 30, 2003. This decrease was mainly due to a $60,000 increase in interest income resulting from higher cash and investment balances and higher interest rates earned on investments.

     Other expense, net, was $506,000 for the nine-month period ended September 30, 2004, as compared to $910,000 for the nine-month period ended September 30, 2003. This decrease was mainly due to a $225,000 decrease in Corillian’s proportionate share of Synoran LLC’s net loss, as well as a $100,000 decrease in interest expense incurred as Corillian continued to pay down its capital lease and line of credit obligations. Also contributing to the decrease was $100,000 of higher interest income resulting from higher cash and investment balances and higher interest rates earned on investments.

Income Taxes

     Corillian expects to be profitable for the twelve-month period ended December 31, 2004, and, therefore, expects to incur an alternative minimum tax liability for this period. As a result, Corillian recorded income tax charges of $20,000 and $110,000 during the three- and nine-month periods ended September 30, 2004, respectively, related to estimated alternative minimum taxes for these periods. Corillian recorded an income tax charge of $100,000 in the three- and nine-month periods ended September 30, 2003. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made.

Liquidity and Capital Resources

     As of September 30, 2004, Corillian had $34.4 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds, as compared to $26.8 million as of December 31, 2003. As of September 30, 2004, Corillian had a $5.0 million equipment line of credit with a financial institution. Approximately $1.5 million was outstanding under this line of credit as of September 30, 2004, and no additional amounts were available for borrowing as of that date. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, debt coverage ratio and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of September 30, 2004. If Corillian fails to comply with these covenants and cannot cure its noncompliance within the periods of time identified in the agreement, Corillian may be required to immediately repay all of its outstanding indebtedness under this line of credit.

     Net cash provided by operating activities was $7.3 million and $8.2 million during the nine-month periods ended September 30, 2004 and 2003, respectively. Net income, adjusted to add back the effects of non-cash items such as depreciation, amortization and equity losses on the Synoran investment, increased by $3.4 million in the nine-month period ended September 30, 2004 over the nine-month period ended September 30, 2003. Various other items affected Corillian’s cash provided by operating activities, offsetting this increase. In the nine-months ended September 30, 2004, Corillian reduced its deferred revenue balance by $1.0 million, whereas in the nine-months ended September 30, 2003, Corillian’s deferred revenue balance increased by $1.6 million, both based on the timing of billings on large license sales in relation to the periods the revenue was recognized. During the first nine months of 2003, Corillian also satisfied certain contractual requirements that allowed for the release of $1.6 million of escrow funds that Corillian had previously recorded in other receivables and released restrictions on another $1.0 million of cash that Corillian had previously recorded as restricted cash. Both of these items were a part of Corillian’s cash provided by operations in the nine-months ended September 30, 2003.

     Net cash provided by investing activities was $39,000 for the nine-month period ended September 30, 2004. Net cash used in investing activities was $578,000 for the nine-month period ended September 30, 2003. Net cash provided by investing activities during the nine-month period ended September 30, 2004 consisted primarily of $562,000 of property and equipment purchases offset by $601,000 in proceeds received from the maturities of investments. Net cash used in investing activities during the nine-month period ended September 30, 2003 consisted of $488,000 of property and equipment purchases and a $1.0 million cash investment in Synoran LLC, partially offset by $910,000 in proceeds received from the maturities of investments.

     Net cash provided by financing activities was $828,000 for the nine-month period ended September 30, 2004. Net cash used in financing activities was $575,000 for the nine-month period ended September 30, 2003. During the nine-month period ended September 30, 2004, net cash provided by financing activities consisted of $1.9 million in proceeds received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans, which was offset, in part, by $1.1 million in repayments on long-term borrowings and capital lease obligations. Net cash used in financing activities during the nine-month period ended September 30, 2003 consisted primarily of repayments on long-term borrowings and capital lease obligations of $1.0 million which was partially offset by $390,000 received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans.

     Working capital increased to $25.4 million as of September 30, 2004, as compared to $14.4 million as of December 31, 2003. This increase primarily resulted from positive cash flows from operating activities.

     On August 23, 2004, Corillian entered into an amendment to its lease for office space at its corporate headquarters in Hillsboro, Oregon. This amendment reduced the space leased effective January 1, 2005 to approximately 100,000 square feet, from the approximately 122,000 square feet previously leased. The amendment also extended the lease expiration date to September 2010.

     The following table presents the minimum payments on the lease, before and after amendment, and is an update to the commitment table presented in Corillian’s Form 10-K for the year ended December 31, 2003:

	After	Before
	Amendment	Amendment
	(in thousands)
Years ending December 31:
2004	$2,757	$2,757
2005	2,300	2,818
2006	2,351	2,881
2007	2,355	2,198
Thereafter	6,317	—

Total	$16,080	$10,654

     Corillian had no material financial obligations as of September 30, 2004, other than $1.5 million in obligations under its line of credit facilities and operating and capital leases, as well as its obligation to pay Key Bank $175,000 in cash on November 16, 2004. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to Corillian’s current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.

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

Interest Rate Sensitivity

     As of September 30, 2004, Corillian had $34.4 million in cash, cash equivalents and short-term investments consisting mainly of cash and taxable municipal bonds, as compared to $26.8 million as of December 31, 2003. Corillian’s short-term investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A 10% change in interest rates would not have a material impact on Corillian’s financial position, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation conducted under the supervision and with the participation of Corillian’s management, including Corillian’s chief executive officer and chief financial officer, as of September 30, 2004, Corillian’s chief executive officer and chief financial officer have concluded that Corillian’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (Exchange Act) are effective to ensure that information required to be disclosed by Corillian in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the three-month period ended September 30, 2004, there were no changes in Corillian’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Corillian’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

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