Form 10-K
period 2004-12-31
CORILLIAN CORP
filed 2005-03-16
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                      to
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
Common Stock, no par value
(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $180,834,434 as of June 30, 2004, based upon the closing price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock and was deemed to be an affiliate have been excluded. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. 38,900,538 shares of Common Stock were issued and outstanding as of February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 9, 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Report relates.

FORM 10-K

PART I

Item 1.	Business
Special Note Regarding Forward-Looking Statements
      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking including but not limited to, statements regarding industry prospects; future results of operations or position; Corillian’s expectations and beliefs regarding future revenue growth; the future capabilities and functionality of Corillian’s products and services; Corillian’s strategies and intentions regarding acquisitions; the outcome of any litigation to which Corillian is a party; Corillian’s accounting and tax policies; Corillian’s future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; Corillian’s dividend policies; Corillian’s future capital requirements; and Corillian’s intentions and expectations regarding credit facilities. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in greater detail in Item 1, Part 1, “Business — Risk Factors,” Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and contained in Corillian’s press releases from time to time.
      Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.
Overview
      Corillian is a leading provider of solutions that enable banks, credit unions and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, identity management, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking, corporate banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, The Huntington National Bank, Wachovia Bank and SunTrust Bank.
      Corillian was incorporated in Oregon in 1997.
      You can access information about Corillian on our website on the Investor Relations page. The address is www.corillian.com/investors/. The contents of this website are not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. To request a copy, send a written request to Corillian Corporation, Attention: Investor Relations, 3400 NW John Olsen Place, Hillsboro, Oregon 97124, and include the address to which the document should be mailed.

Industry Background
      The Internet has become an integral part of the daily lives of millions of consumers because of the functionality and convenience it offers. In addition to more traditional uses such as email, the Internet is being increasingly used to conduct financial transactions and deliver financial services. Internet users are increasingly demanding Internet-based financial services, such as access to financial information over the Internet, real-time access to stock quotes and investment portfolio information, and Internet bill payment services. The benefits that consumers derive from Internet-based financial services include:

•	twenty-four hour, real-time, secure access to information and financial services from any Internet device;

•	convenient and inexpensive bill presentment and payment tools;

•	improved personal finance management; and

•	the presentation of comprehensive consolidated financial data.
      The growth in Internet usage and the popularity of personal finance content have changed the competitive landscape of the financial service industry by requiring financial institutions to compete based on the features they offer in the Internet channel as well as other delivery channels while focusing on lowering the expenses of their technology infrastructure. Within this environment, Corillian believes many financial institutions are recognizing they will require more cost-effective Internet-based financial solutions with greater functionality to help them differentiate their service and product offerings and expand their market share. In addition, financial institutions will need these solutions to easily integrate with disparate systems and applications and provide technological efficiencies.
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
The Corillian Solution
      Corillian is a leading provider of solutions that enable financial service providers to deploy Internet-based financial services and to integrate disparate applications across their multiple delivery channels and lines of business. Corillian’s solutions include comprehensive suites of software that may be combined with its professional services to form a complete outsourced solution for offering Internet-based financial services.
      Corillian Voyager consists of a software platform and a menu of applications built upon that platform, all of which Corillian can provide on a hosted basis or which can run on its customers’ premises. Corillian Voyager integrates with Corillian’s customers’ existing databases and systems and enables them to monitor transactions across all systems in real time. Corillian has developed software applications for Internet banking, electronic bill presentment and payment, identity management, alerts, targeted marketing, data aggregation and online customer relationship management. Corillian can provide its customers with wireless delivery capabilities for all of these applications.

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
      Flexibility and Control. Corillian offers its customers the ability to take total control of the development and management of Corillian Voyager or to rely on Corillian for these services. Customers can use their own internal personnel for implementation, a combination of Corillian personnel and internal personnel, just Corillian personnel or third parties. In addition, customers have the option of hosting the Corillian Voyager platform on their own premises or having the solutions hosted in our managed facility. Corillian’s customers may request that Corillian host their solution because they lack sufficient resources or the appropriate systems to host the solution on their premises. In addition, Corillian’s customers can reduce their information technology costs by outsourcing application hosting services with Corillian. Corillian offers customers the opportunity to transfer operation of their solution to their own premises at any time. This flexibility provides Corillian’s customers with the option to gain operational control of a deployment over time as their needs and desires change.
      Advanced Technology and Continued Innovation. Corillian believes its solutions provide a comprehensive solution with a broad range of applications across multiple lines of business that can be delivered on the desktop or by wireless access. Corillian offers certified Internet financial applications using the Open Financial Exchange data standard, and Corillian has helped to define industry standards through organizations like the Web Services Interoperability Organization.
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
      Increase Market Share. To date, Corillian has focused its sales and marketing efforts to target the largest financial service providers. Corillian intends to continue targeting large, industry-leading financial service providers by increasing its sales and marketing efforts. Corillian has also successfully developed other markets, including small to mid-size financial institutions, and Corillian intends to continue its efforts towards expanding its penetration of these markets.
      Expand Breadth of Product and Service Offerings. Corillian’s current financial applications include features for Internet banking, electronic bill presentment and payment, identity management, interfacing with personal finance managers through the Open Financial Exchange data standard, consumer banking, small business banking, credit and management, alerts and data aggregation. Corillian recently expanded its product offerings to include cash management and fraud detection, and Corillian intends to expand its product offerings to include new applications, particularly in the area of identity management and fraud prevention.
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

Corillian Voyager™
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

Line of Business Applications
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
      Small Business Banking. Corillian Small Business Banking enables financial institutions to offer their small business customers secure, real-time access to account details and money movement functions through an Internet browser or accounting packages such as QuickBooks. Businesses can control access to business banking features, accounts and transaction levels to provide financial and audit controls for their staff, and can reconcile accounts instantly.
      Corporate Banking. Corillian Corporate Banking provides financial institutions a way to deliver a complete set of online money movement services to corporations. Corillian Corporate Banking integrates seamlessly and in real-time with financial institution back-office systems. As a result, corporations can make treasury management decisions based on reliable, up-to-date information, and act on them instantly. Corporate banking customers can transfer funds, view and create information reports, receive alerts on account activity, view positive pay exceptions, access lockbox accounts, manage cash concentration and delegate authority to conduct transactions and view information across complex organizations.
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
      Wealth Management. Corillian Wealth Management provides access to investment accounts within and across financial institutions, and enables planning and financial management based on that information. Wealth Management customers can view their accounts, initiate trades, conduct research, set up watch lists, make payments, and view stock tickers, market data and electronic trade confirmations. Further, Corillian Wealth Management enables advisors, or other authorized representatives, to perform transactions on behalf of their customers.

Enterprise Applications
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
      Corillian Alerts. Corillian Alerts enables financial institutions to provide their customers with alerts on various types of activities. Balance alerts allow customers to define account balance thresholds (both high and low) that, if exceeded, will send an alert. Customers can also define notification rules based on transaction type, statement availability, and receipt of a secure message. Enhanced alerting and delivery options allow customers to receive notification for extended transaction types, such as bill payment, Positive Pay, ACH, Wire, and transactions awaiting approval via wireless devices, fax, messenger, and via text-to-speech, with user specified priorities.
      Corillian eStatements. Corillian eStatements enables financial institutions to provide their customers with online statements. The customers are notified when statements are ready, can view their statement whenever and from wherever they would like, and need not contend with a paper-based statement.
      Corillian OFX. Corillian OFX enables financial institutions to offer their customers the ability to integrate their financial information with personal financial management software, such as Quicken, QuickBooks and Microsoft Money, or Internet portals such as Yahoo! Finance and MSN MoneyCentral. Each Corillian solution was designed using the Open Financial Exchange data standard. This data specification streamlines the process that financial service companies must employ to connect with financial data centers and to interface with personal financial management software.
      Corillian Register. Corillian Register enables a financial institution to provide its customers with a customer-driven online check registry. As a result, a financial institution’s customer can see all of his or her financial information from different accounts in one place in a comprehensive and feature-rich manner and can categorize items according to his or her defined preferences.
      ACH and Wire Transfers. ACH and wire transfers allow corporate customers to move funds between accounts at any financial institution, collect receivables from customers, or electronically pay suppliers, employees, and others. Receivers and templates improve the ease and efficiency of executing transfers. Customers can also make electronic state and federal tax payments using convenient templates that are kept up-to-date automatically.
      Enterprise Entitlements. Corillian Enterprise Access Management provides financial institutions and their customers robust organizational modeling, user management, business rules, approval workflow, audit logging and on-behalf-of capabilities, in a simple, yet extremely powerful, authorization system. Corillian Enterprise Access Management is accessible via Web services for financial institutions seeking a way to centrally manage user access across the enterprise.
      Corillian Security Solutions. Corillian has several solutions that help clients reduce the risk of system compromise and increase the confidence of their online customers. These offerings are focused on assisting the client in deploying and maintaining a secure online platform. Security Solutions include:

•	Corillian Fraud Detection System. Early Warning system for Internet-based attacks against web sites;

•	Web site Investigation & Forensics. Tools and techniques for separating normal from abusive or fraudulent web site activity;

•	Secure Coding Workshop. Workshop covering state-of-the-art secure coding techniques for web sites;

•	Delivery System Security Review. Delivery system review to help ensure resistance to security threats; and

•	Code-level Security Review. Code-level review by Sr. Security Engineers for potential security issues (Voyager-Specific).

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
Customers
      Corillian targets large financial institutions, financial portals and other financial service providers that are seeking scalable, reliable and advanced solutions that enable them to offer Internet-based financial services. Corillian has provided its solutions primarily to two major industry groups — large financial institutions (primarily banks) and large credit unions. In 2004, two customers each represented more than 10% of Corillian’s consolidated revenues, and in total, represented approximately 29% of Corillian’s consolidated revenues.
Systems and Technology

Corillian Voyager
      Corillian Voyager is a scalable platform that uses a three-tiered architecture, connecting end-users to the existing host systems of financial institutions. Corillian Voyager routes and validates requests, formats transaction responses, and stores and forwards bill payment instructions.
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

NCR
      In February 2001, Corillian entered into an agreement with NCR Corporation that provides for NCR’s use of the Corillian Voyager platform as its core consumer banking component for mid- to large-sized financial institutions. NCR is a leader in providing Relationship Technologytm solutions to customers worldwide in the retail, financial, communications, manufacturing, travel and transportation, and insurance markets. NCR customizes the Corillian Voyager software to allow financial institutions greater flexibility in delivering

Internet financial services to their customers. NCR’s Internet banking service is run in a managed server model from its secure and high availability data centers in Columbia, Maryland and Dallas, Texas.
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
Sales and Marketing
      Corillian sells its software and services primarily through its direct sales organization. As of December 31, 2004, Corillian’s sales force consisted of 16 personnel, including a direct sales force of five personnel operating domestically and one salesperson operating internationally. Corillian’s direct sales efforts have historically been focused on domestic financial service providers, such as banks and credit unions. Corillian complements its direct sales efforts through joint sales and marketing arrangements with Internet-based technology vendors, such as NCR.
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

Research and Development
      During 2004, Corillian’s research and development expenses totaled $6.7 million. As of December 31, 2004, Corillian’s research and development staff consisted of 59 personnel, including 42 engineers. Their development efforts are focused on:

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
      Corillian expects competition to continue to increase as new companies enter its market and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and more products than Corillian.

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
      Corillian relies on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its proprietary technology. Corillian requires all of its employees to sign an assignment of patents and inventions agreement and generally enter into confidentiality agreements with Corillian’s employees, consultants, resellers, customers and potential customers. Corillian also limits access to and distribution of its source code, and further limits the disclosure and use of other proprietary information. Corillian cannot assure that the steps taken in this regard will be adequate to prevent misappropriation of its technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to Corillian’s technology. Corillian also cannot assure that Corillian will not infringe upon the intellectual property rights of third parties.
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
      If enacted or deemed applicable to Corillian, some laws, rules or regulations applicable to financial service activities could render Corillian’s business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Corillian’s customers must ensure their services and related products work within the extensive and evolving regulatory requirements applicable to them. Corillian may become subject to direct regulation as the market for its business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting Corillian’s business operations, such as requiring Corillian to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting Corillian or Corillian’s customers, could lead to increased operating costs and could also reduce the convenience and functionality of Corillian’s services, possibly resulting in reduced market acceptance.
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

Backlog
      As of December 31, 2004, Corillian had a backlog of unfilled orders of $32.4 million, as compared to a backlog of $37.2 million as of December 31, 2003. Corillian expects that a majority of its backlog as of December 31, 2004 will be filled during fiscal 2005. Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact Corillian’s filling of backlog, such as Corillian’s progress in completing projects for its customers and Corillian’s customers’ meeting anticipated schedules for customer-dependent deliverables. Corillian provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period.
Employees
      As of December 31, 2004, Corillian had a total of 224 employees, including 103 in operations, 10 in marketing, 16 in sales, 59 in research and development, and 36 in general and administration. None of Corillian’s work force is unionized. Corillian has not experienced any work stoppages and considers its relations with its employees to be good.
Certain Financial Information
      Financial information relating to foreign and domestic sales and assets for the three years ended December 31, 2004, 2003 and 2002, is set forth in Note 8(a), “Segment Information; Geographic Information” of the Notes to Consolidated Financial Statements attached hereto.
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

While Corillian Generated Net Income in the Last Seven Fiscal Quarters, Corillian Has a History of Losses and May Incur Losses in Future Periods if it is Not Able to, Among Other Things, Increase Its Sales to New and Existing Customers
      Until the second quarter of 2003, Corillian incurred substantial net losses in every quarter since it began operations. Corillian generated net income of approximately $10.5 million during the year ended December 31, 2004 and approximately $5.1 million during the year ended December 31, 2003; however, as of December 31, 2004, Corillian had an accumulated deficit of approximately $97.4 million. If Corillian does not sign contracts with new customers or provide additional software and services to existing customers, it will incur significant operating losses in future quarters. Corillian may decide that it is necessary to further reduce its personnel or other expenses to maintain its operations, and such reductions may reduce Corillian’s ability to sell its products and services.

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

A Small Number of Customers Account for a Substantial Portion of Corillian’s Revenues in Each Period; Corillian’s Results of Operations and Financial Condition Could Suffer if it Loses Customers or Fails to Add Additional Customers to Its Customer Base
      Corillian derives a significant portion of its revenues from a limited number of customers in each period. Accordingly, if Corillian fails to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and Corillian fails to replace the contract with new business, its revenues would be adversely affected. During the year ended December 31, 2004, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 29% of consolidated revenues. During the year ended December 31, 2003, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 28% of consolidated revenues. During the year ended December 31, 2002 one customer individually accounted for more than 10% of consolidated revenues, and, in total, this customer accounted for approximately 11% of consolidated revenues. Corillian expects that a limited number of customers will continue to account for a substantial portion of its revenues in each quarter in the foreseeable future. If a customer terminates a Voyager contract with Corillian early, Corillian would lose ongoing revenue streams from annual maintenance fees, hosting fees, professional service fees and potential additional license and service fees for additional increments of end users and for other Voyager applications.

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

Corillian May Need to Raise Additional Financing to Fund Its Operations and May Not be Able to Raise Funds on Beneficial Terms or at All
      Because it has a history of losses and has limited cash resources, Corillian may need to raise financing in the future to fund its operations. If Corillian is required to raise financing, it may be required to sell equity or debt securities at severely discounted prices and with terms that are superior to the rights of its common shareholders, or Corillian may not be able to raise financing at all. If Corillian sells equity or debt securities, the price of its common stock could decrease significantly, and the interests of its common shareholders could be diluted substantially.

Corillian’s Facility and Operations May Be Disabled by a Disaster or Similar Event, Which Could Damage Its Reputation and Require Corillian to Incur Financial Loss
      All of Corillian’s communications and network equipment related to its operations are currently located in Hillsboro, Oregon. Corillian does not currently have an alternate facility that can serve as a center of business operations. Corillian cannot assure that its data center and facility will operate after a disaster. In addition, Corillian may experience problems during the period following a disaster in reestablishing its systems and infrastructure. Although Corillian has a disaster recovery plan in place, Corillian does not currently have the technology or facilities to instantly recover full Internet services if its facility is not functioning. A disaster, such as a fire, an earthquake, a terrorist attack or a flood, at its facility could result in failures or interruptions in providing Corillian’s products and services to its customers. In addition, Corillian’s systems are vulnerable to operational failures, losses in power, telecommunications failure and similar events. Corillian has contracted to provide a certain level of service to its customers and, consequently, a failure or interruption of Corillian’s systems in the future could cause it to refund fees to some of its customers to compensate for decreased levels of service.

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
      In addition, an existing or potential customer may be acquired by or merged with one of Corillian’s existing customers that licenses Corillian’s products under a contract with more favorable terms and that can be applied to the acquired customer’s business operations. This may result in a reduction in Corillian’s anticipated revenues from the acquired customer. Recently, two of Corillian’s largest customers, J.P. Morgan Chase and Bank One, merged, and one of Corillian’s customers, Charter One Bank, was acquired by Citizens Bank.

Corillian May Incur Substantial Losses from Non-Operating Activities, Such as Its Minority Investments in Other Companies, or Lose the Entire Amount Corillian Has Invested in Other Companies
      In the second fiscal quarter of 2000, Corillian made a $3.0 million minority investment in e-Banc, LLC, a Delaware limited liability company. On February 12, 2004, e-Banc changed its name to “Synoran LLC.” Corillian contributed an additional $1.0 million in cash to Synoran during the first quarter of 2003. Corillian does not anticipate making any further cash contributions to Synoran. Under applicable accounting rules, Corillian’s proportionate share of any losses incurred by Synoran will be reflected on its statement of operations as a loss from non-operating activities. During the years ended December 31, 2004, 2003 and 2002, Corillian incurred approximately $813,000, $1.1 million and $916,000, respectively, in losses from non-operating activities as a result of its investment in Synoran. Corillian may lose all or a portion of its remaining investment in Synoran, which was $128,000 as of December 31, 2004.

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

If Corillian Does Not Develop International Operations as Expected or Fails to Address International Market Risks, Corillian May Not Achieve Anticipated Sales Growth
      To increase its revenues, Corillian pursued direct international sales opportunities and opened an international office. However, international demand for its products and services did not grow significantly during 2001 or 2002, so Corillian significantly reduced its direct investments internationally and is seeking instead to expand international sales through resellers and selective direct sales efforts. International expansion of its business may be more difficult or take longer than Corillian anticipates, and it may not be able to successfully market, sell, deliver and support its products internationally. Corillian will need to form additional relationships with partners worldwide. These activities require significant investments of time and capital from Corillian. If Corillian is unable to develop international sales on a timely basis or at all, it may not achieve anticipated sales growth, gross margins or operating results. If Corillian is successful in developing international sales, it will be subject to a number of risks associated with international operations, including:

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
      Corillian’s corporate headquarters are located in Hillsboro, Oregon. Corillian originally leased approximately 122,000 square feet at its World Campus, and the lease for this space expired in October 2007. In August 2004, Corillian amended the lease on its World Campus. The amendment reduced the space leased effective January 1, 2005 to approximately 100,000 square feet. The amendment also extended the lease through September 2010.
      Corillian also leased approximately 21,000 square feet in another office building in Beaverton, Oregon, of which approximately 12,000 square feet was sub-leased. The lease for this space expired in February 2005. Corillian did not renew this lease. From time to time, Corillian leases office space in foreign countries on a daily or weekly basis. Corillian does not own or lease any other properties or facilities.

Item 3.	Legal Proceedings
      Corillian is not currently engaged in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Corillian’s Common Stock is traded on the NASDAQ National Market under the ticker symbol CORI. Public trading of the Common Stock commenced on April 12, 2000. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported by the NASDAQ National Market:

	High	Low

Year ended December 31, 2003
First Quarter	$1.00	$0.61
Second Quarter	$2.10	$0.64
Third Quarter	$4.20	$1.70
Fourth Quarter	$7.45	$3.52
Year ended December 31, 2004
First Quarter	$8.15	$4.30
Second Quarter	$5.69	$3.72
Third Quarter	$6.25	$4.04
Fourth Quarter	$6.05	$4.38
      As of February 28, 2005, Corillian’s common stock was held by 120 shareholders of record. Brokers and other institutions hold many of such shares on behalf of shareholders.
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

	Year Ended December 31,

	2004		2003	2002		2001		2000

	(In thousands, except for per share amounts)
Consolidated Statement of Operations Data:
Revenues	$50,794		$46,132	$39,141		$53,848		$30,853
Gross profit	32,345		25,631	18,719		23,491		8,354
Income (loss) from operations	11,185	(1)	6,396	(15,910	)(2)	(48,998	)(3)	(35,169)
Net income (loss)	10,480		5,126	(17,257)		(49,301)		(33,255)
Net income (loss) per share:
Basic	$0.28		$0.14	$(0.49)		$(1.42)		$(1.33)
Diluted	$0.26		$0.14	$(0.49)		$(1.42)		$(1.33)
Weighted average shares:
Basic	37,727		36,431	35,477		34,645		25,106
Diluted	40,474		37,813	35,477		34,645		25,106

(1)	Corillian recorded an impairment charge of $491 during the year ended December 31, 2004. See Note 9 to the consolidated financial statements for further discussion.

(2)	Corillian recorded restructuring and litigation settlement charges of $682 and $2,580, respectively, during the year ended December 31, 2002. See Notes 7 and 9 to the consolidated financial statements for further discussion.

(3)	Corillian recorded restructuring and impairment charges of $18,097 during the year ended December 31, 2001.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except for per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,200	$16,943	$13,221	$15,203	$20,850
Restricted cash	—	—	1,003	—	—
Short-term investments	10,150	9,901	4,410	2,500	28,300
Working capital	29,417	14,417	5,924	17,759	41,299
Total assets	55,269	42,818	37,479	50,243	101,158
Debt and capital leases, long-term portion	629	1,075	1,600	3,730	5,265
Total shareholders’ equity	32,602	19,554	13,121	28,104	72,593
Cash dividends declared	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described in greater detail in Item 1, Part 1, “Business — Risk Factors,” and elsewhere in this Form 10-K. See Part I — Item 1 — “Special Note Regarding Forward Looking Statements.”
      Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.
Overview
      Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, The Huntington National Bank, Wachovia Bank and SunTrust Bank.
      Substantially all of Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognizes revenues for licenses, implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance and hosting services are recognized ratably over the term of the associated contract. Revenues derived from consulting services are recognized as the services are performed. Corillian generally licenses Corillian Voyager on an end user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional seat sales are generally recognized in the period in which the licenses are sold.
      The market for new sales of Internet banking solutions continued to be challenging in 2003 and 2004 due to various factors, including conservative information technology spending and budget priorities of financial institutions. Despite these conditions, Corillian was able to sign a significant contract in the second quarter of 2004 with Wachovia Bank. However, most of Corillian’s license revenues in 2003 and 2004 came from sales to existing customers. During these periods, Corillian significantly improved its operating performance by increasing sales to existing customers and reducing and controlling operating expenses. Moving forward, Corillian will focus on developing additional applications to complement its market position within retail Internet banking and selling more products and services to new and existing customers.
      Revenues for 2004 were $50.8 million, as compared to revenues of $46.1 million and $39.1 million in 2003 and 2002, respectively. The increase in revenues of $4.7 million, or 10%, in 2004 as compared to 2003, was due primarily to an increase in consolidated maintenance revenues of approximately $2.6 million in 2004, as compared to 2003, which resulted from an increase in Corillian’s installed customer base from 2003 to 2004. The increase in revenues was also due to an increase in hosting revenues of $1.5 million in 2004, as compared to 2003, primarily related to one significant new hosting customer in 2004. The increase in revenues of $7.0 million, or 18%, in 2003 as compared to 2002 was primarily due to an increase in software license and professional services revenues of approximately $4.6 million during 2003, as compared to 2002, including

$1.8 million in sales of additional licenses to existing customers. The increase in revenues was also due to an increase in maintenance revenues of approximately $1.9 million in 2003, as compared to 2002, which resulted from an increase in Corillian’s installed customer base from 2002 to 2003.
      During 2004, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 29% of consolidated revenues. During 2003, two customers accounted in the aggregate for approximately 28% of consolidated revenues. During 2002, one customer accounted for approximately 11% of consolidated revenues.
      Gross profit as a percentage of revenues improved to 63.7% in 2004, as compared to 55.6% and 47.8% in 2003 and 2002, respectively. The increase in gross profit as a percentage of revenues of 8.1% during 2004, as compared to gross profit as a percentage of revenues during 2003, was mainly due to a change in sales mix. License, maintenance and hosting revenues, in dollars and as a percentage of revenues, increased during 2004, while professional service revenues, in dollars and as a percentage of revenues, decreased. There are relatively few costs attributed to license revenues, and there were insignificant incremental costs attributed to the increased maintenance and hosting revenues. This increase was partially offset by use of Corillian’s research and development personnel during 2004 to provide services for one of Corillian’s customers, which resulted in Corillian classifying approximately $1.3 million in research and development expenses related to these personnel as cost of revenues. The related contract was completed during 2004, so Corillian does not anticipate similar accounting treatment during 2005.
      The increase in gross profit as a percentage of revenues of 7.8% during 2003, as compared to 2002, was mainly due to the increase in sales of additional licenses to existing customers and the $1.0 million of gross profit recognized during 2003 from projects on which Corillian used the “zero profit” methodology for revenue recognition. This increase was partially offset by use of Corillian’s research and development personnel during 2003 to provide services for one of Corillian’s customers, which resulted in Corillian classifying approximately $1.1 million in research and development expenses related to these personnel as cost of revenues.
      Corillian reported net income of $10.5 million for 2004, as compared to net income of $5.1 million and net loss of $17.3 million in 2003 and 2002, respectively. The increase in Corillian’s net income in 2004, as compared to 2003 and 2002, resulted from the increase in revenues and improved gross margins discussed above and corporate cost containment initiatives implemented throughout 2002 and 2003.
      Corillian’s overall financial position strengthened significantly during 2004. Corillian generated $12.4 million in net cash from operations during 2004 and had $39.4 million in cash, cash equivalents and short-term investments as of December 31, 2004, as compared to $26.8 million in cash, restricted cash, cash equivalents and short-term investments as of December 31, 2003. Working capital improved from $14.4 million as of December 31, 2003 to $29.4 million as of December 31, 2004. In February 2005, Corillian paid off the outstanding balance of debt held with a financial institution.
      Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has accumulated a deficit of approximately $97.4 million as of December 31, 2004. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues are not necessarily indicative of its future performance.
      Corillian is in negotiations regarding the potential acquisition of a company that provides products and services related to Corillian’s business. The purchase price for the acquisition is currently contemplated to be approximately $20 million, but the final amount has not been established as of the date of this report. Corillian currently anticipates that it would issue Corillian stock for most of the purchase price and that it would pay cash for the remainder of the purchase price. Neither Corillian nor the potential seller is under any current obligation to proceed with the transaction. The transaction remains subject to, among other things, completion of due diligence, negotiation of appropriate agreements and obtaining corporate and third-party approvals.

Critical Accounting Policies and Estimates
      Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to revenue recognition, bad debts, investments, income taxes, restructuring, and contingencies and litigation. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonably dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
      Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the renewal rate. Corillian allocates revenue to certain elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

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
      Corillian generally licenses Corillian Voyager on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license agreements require customers to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional license seat sales, less any amounts related to maintenance included in the arrangement, are generally recognized in the period in which the licenses are sold.
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
      In certain arrangements, Corillian may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement or an obligation to deliver software customized to a customer specifications. In arrangements where Corillian is providing customized functionality on a best efforts basis, Corillian generally recognizes revenues as services are performed. Arrangements where customers fund expedited development of software products are accounted for as funded research and development. In arrangements where Corillian retains and reserves title and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense.
      Income Taxes. Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. This determination was based on an evaluation of positive and negative factors including our net loss position for the three-year period ended December 31, 2004, future projections and limitations on the use of net operating losses. The valuation allowance at December 31, 2004 and 2003 was $27.8 million and $30.6 million, respectively. Corillian will continue to evaluate the need for a valuation allowance in future reporting periods.

Results of Operations
      The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in Corillian’s audited consolidated statements of operations.

	Year Ended
	December 31,

	2004	2003	2002

Revenues	100%	100%	100.0%
Cost of revenues	36.3	44.4	52.2

Gross profit	63.7	55.6	47.8

Operating expenses:
Sales and marketing	14.3	13.9	29.9
Research and development	13.2	12.9	19.8
General and administrative	13.2	14.8	28.2
Amortization of deferred stock-based compensation	—	0.1	2.3
Litigation settlement charges	—	—	6.6
Restructuring and impairment charges	1.0	—	1.7

Total operating expenses	41.7	41.7	88.5

Income (loss) from operations	22.0	13.9	(40.7)

Other income (expenses), net	(1.1)	(2.5)	(3.4)

Net income (loss) before income taxes	20.9%	11.4%	(44.1)%
Income taxes	0.3	0.3	—

Net income (loss)	20.6%	11.1%	(44.1)%

Comparison of Years Ended December 31, 2004, 2003, and 2002
Revenues
      Revenues increased from $46.1 million for 2003 to $50.8 million for 2004. This increase in revenues of $4.7 million, or 10%, was primarily due to an increase in maintenance revenues of approximately $2.6 million, as Corillian’s customer base increased from 2003 to 2004. The increase in revenues was also due to an increase in hosting revenues of $1.5 million in 2004, as compared to 2003, primarily related to one significant hosted customer’s service starting in 2004.
      Corillian’s international operations contributed approximately $988,000 to Corillian’s consolidated revenues in 2004, as compared to $659,000 in 2003. Corillian does not expect its international operations to generate significant revenues during fiscal 2005. Corillian is pursuing ways in which to increase revenues derived from its international operations through resellers. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that revenues from international operations will comprise a significant percentage of its consolidated revenues.
      Revenues increased from $39.1 million for 2002 to $46.1 million for 2003. This increase in revenues of $7.0 million, or 18%, was primarily due to an increase in consolidated software license and professional service revenues of approximately $4.6 million during 2003, as compared with 2002. This increase was also partially due to an increase of $1.8 million in sales of additional licenses to existing customers during 2003, as compared with 2002. The majority of the revenues from these additional license sales were recognized in the period in which the licenses were sold. The increase in revenues during 2003 was also due to an increase in maintenance revenues of approximately $1.9 million, as compared with 2002, as Corillian’s installed customer base increased from 2002 to 2003.
      Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenue and expense recognized from these projects accounted for under the

“zero profit” methodology during 2003 and 2002, was approximately $714,000 and $271,000, respectively. As all three of this customer’s projects were completed and accepted during 2003, Corillian recognized an additional $1.0 million of revenues related to these projects, which had been previously deferred until completion of the projects, during 2003. Since all cost of revenues associated with these projects had been previously recognized using the “zero profit” methodology, recognition of this deferred revenue resulted in the corresponding recognition of $1.0 million in gross profit during 2003. No further revenues were deferred on these projects as of December 31, 2003.
      Corillian’s international operations contributed approximately $659,000 to Corillian’s consolidated revenues in 2003, as compared with $826,000 to Corillian’s consolidated revenues in 2002. Corillian Services, Inc. contributed $475,000 to Corillian’s consolidated revenues for 2003, as compared with approximately $2.2 million to Corillian’s consolidated revenues for 2002. Corillian Services, Inc. was eliminated as a separate entity at the end of 2003, therefore, Corillian does not anticipate generating revenues in the future from Corillian Services, Inc.
      As of December 31, 2004, Corillian had a backlog of unfilled orders of $32.4 million, as compared to a backlog of $37.2 million as of December 31, 2003. Backlog decreased during 2004, as revenues recognized were greater than bookings during this period.
      Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenues to be recognized in any given future period. There are many factors that could impact Corillian’s filling of backlog, such as Corillian’s progress in completing projects for its customers and Corillian’s customers’ meeting anticipated schedules for customer-dependent deliverables. Corillian provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period.
Cost of Revenues
      Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support.
      Cost of revenues decreased from $20.5 million in 2003, to $18.4 million in 2004. Gross profit increased as a percentage of revenues from 55.6% in 2003 to 63.7% in 2004. The increase in gross profit as a percentage of revenues during 2004, as compared to 2003, was mainly due to a higher percentage of license, maintenance and hosting revenues. License, maintenance and hosting revenues, in dollars and as a percentage of revenues, increased during 2004, while professional service revenues, in dollars and as a percentage of revenues decreased. There are relatively few costs attributed to license revenues, and there were insignificant incremental costs attributed to the increased maintenance and hosting revenues. The decrease in cost of revenue was partially offset by $1.3 million of expenses, related to research and development personnel providing services for one of Corillian’s customers being classified as cost of revenues during 2004. Corillian does not anticipate similar use of research and development personnel to provide services to our customers in 2005, as this project was substantially completed during 2004.
      Cost of revenues remained essentially flat from approximately $20.4 million in 2002, to $20.5 million in 2003. Gross profit increased as a percentage of revenues from 47.8% in 2002, to 55.6% in 2003. The increase in gross profit as a percentage of revenues during 2003, as compared to 2002, was mainly due to the increase of $1.8 million in sales of additional licenses to existing customers and the $1.0 million of gross profit recognized during 2003 from projects on which Corillian had used the “zero profit” methodology for revenue recognition. The increase in gross profit as a percentage of revenues was also partially attributable to improved margins on hosting services and post-contractual customer support. This increase was partially offset by use of Corillian’s research and development personnel during 2003 to provide services for one of Corillian’s customers, which resulted in Corillian classifying approximately $1.1 million in research and development expenses related to these personnel as cost of revenues.

Operating Expenses
      Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities.
      Sales and marketing expense increased from $6.4 million for 2003 to $7.3 million for 2004. This increase of $900,000, or 14%, was mainly due to the number of personnel in marketing increasing from 7 at the end of 2003 to 10 at the end of 2004. Sales and marketing expenses also increased due to commissions and consulting expenses increasing approximately $440,000 and $250,000, respectively, during 2004. Corillian expects sales and marketing expenses to increase during 2005 due to additional investment surrounding additional product lines as well as increased commissions.
      Sales and marketing expenses decreased from $11.7 million for 2002 to $6.4 million for 2003. This decrease of $5.3 million, or 45%, was mainly a result of Corillian’s restructuring actions to improve operational efficiency during the second quarter of 2002. Primarily as a result of these restructuring actions and other corporate cost containment initiatives, direct international sales and marketing expenses decreased by approximately $3.0 million and domestic sales and marketing expenses decreased by approximately $2.0 million in 2003, as compared to 2002.
      Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.
      Research and development expenses increased from $6.0 million in 2003 to $6.7 million in 2004. This increase of $700,000, or 12%, was mainly due to the number of personnel in research and development increasing from 46 at the end of 2003 to 59 at the end of 2004. This increase was partially offset by $1.3 million in research and development expenses, related to personnel providing services for one of Corillian’s customers, being classified as cost of revenues in 2004. Corillian does not anticipate incurring research and development expenses for specific customers that will be classified as cost of sales during 2005 as this project was substantially completed during 2004. As such, Corillian expects research and development expenses to increase during 2005.
      Research and development expenses decreased from $7.7 million for 2002 to $6.0 million in 2003. This decrease of $1.7 million, or 22%, was mainly due to certain Corillian research and development personnel providing services for Corillian’s customers during 2003, which resulted in the classification of approximately $1.1 million in research and development personnel expenses being classified as cost of revenues in 2003. This decrease was also due to Corillian’s restructuring actions during the second quarter of 2002 and other corporate cost containment initiatives. The decrease would have been larger if not for the impact of approximately $290,000 of funded research and development recorded as a reduction of research and development expense during the three-month period ended March 31, 2002.
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
      General and administrative expenses decreased from $6.8 million in 2003, to $6.7 million in 2004. The decrease of $100,000, or 1%, was due to a decrease in severance payments paid to departing officers. This decrease was partially offset by increased consulting fees related to Sarbanes-Oxley compliance costs and salaries as the number of personnel in general and administrative increased from 30 at the end of 2003 to 36 at the end of 2004. Corillian expects general and administrative expenses to remain flat in 2005.
      General and administrative expenses decreased from $11.0 million for 2002 to $6.8 million for 2003. The decrease of $4.2 million, or 38%, was caused by a decrease of approximately $2.1 million in international general and administrative expense, which was mainly due to charges totaling approximately $1.0 million recognized during 2002 to establish an allowance for doubtful accounts for certain receivables. The remainder of the decrease in international general and administrative expense was primarily attributable to the winding down of Corillian’s international operations towards the end of 2002 and beginning of 2003.
      The remaining decrease in general and administrative expense during 2003, as compared to 2002, was partially due to a $562,000 restructuring charge, which was recorded in general and administrative expense during the three-month period ended June 30, 2002. During the three-month period ended June 30, 2003, Corillian entered into a settlement agreement with its insurance company regarding this contract dispute. Under this agreement, Corillian’s insurance company agreed to pay Corillian $250,000 in cash, which was received in July 2003. Corillian recorded this settlement as a reduction in general and administrative expense for the three-month period ended June 30, 2003. The remaining decrease was also due to reduced legal expenses, as Corillian’s dispute with KeyBank was settled in October 2002, as well as general cost savings realized throughout the period as a result of corporate cost containment initiatives.
      On November 14, 2003, Steve Sipowicz stepped down as Corillian’s Chief Financial Officer and Secretary. Mr. Sipowicz served as Corillian’s financial advisor for a six-month period following his departure. Mr. Sipowicz received $100,000 as severance and $2,000 per month during the period he served as financial advisor. Corillian recorded a charge of $100,000 related to Mr. Sipowicz’s severance agreement as general and administrative expense during the third quarter of 2003.
      Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount was being amortized over the respective vesting periods of these options on an accelerated basis. For 2004, 2003 and 2002, amortization of deferred stock-based compensation was $0, $35,000 and $885,000, respectively. All deferred stock-based compensation was amortized as of March 31, 2003.
      Litigation Settlement Charges. In October 2002, Corillian and KeyBank settled a dispute surrounding KeyBank’s allegations that one of Corillian’s employees used KeyBank’s trade secrets in performing work for Corillian. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $750,000. During the fourth quarters of 2004, 2003 and 2002, Corillian made cash payments to Key Bank of $175,000, $250,000 and $1.4 million, respectively. Corillian issued the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the third quarter of 2002 related to this settlement.
      Restructuring and Impairment Charges. In the third quarter of 2004, Corillian amended the lease on its corporate headquarters, reducing the space leased from approximately 122,000 square feet to 100,000 square feet effective January 1, 2005. Corillian recorded an impairment charge of $491,000 to write-off the remaining book value of long-lived assets in the space Corillian abandoned and ceased to use during the third quarter of 2004.
      During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions. These actions resulted in a net reduction of worldwide headcount of 49. Restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these cash restructuring charges, approximately $398,000 was paid during the second quarter of 2002 and the remainder of approximately $284,000 was paid during the third quarter of 2002.
Other Income (Expense), Net
      Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items. Other income (expense), net, decreased from an expense of $1.1 million in 2003 to an expense of $545,000 in 2004. This decrease was mainly due to a $320,000 decrease in Corillian’s proportionate share of Synoran’s net loss during 2004, as compared to 2003, as well as an increase in interest income of approximately $188,000 and a decrease in interest expense of approximately $104,000, during 2004, as compared to 2003. During 2005, we anticipate other income will increase due to increased interest rates. Further, other expenses should decrease, as we paid off our line of credit in February 2005 and the loss related to Synoran will decrease as the remaining investment is approximately $128,000.
      Other income (expense), net, decreased from an expense of $1.3 million in 2002 to an expense of $1.1 million in 2003. This decrease was mainly due to a decrease in interest expense of approximately $298,000 during 2003, as compared to 2002, as well as an increase in interest income of approximately $40,000 during 2003, as compared to 2002. This decrease was partially offset by a $217,000 increase in Corillian’s proportionate share of Synoran’s net loss during 2003, as compared to 2002.
Income Taxes
      Corillian was profitable during 2004 and 2003. Although net operating loss carryforwards were used to offset taxable income for regular tax purposes, Corillian was subject to alternative minimum tax because only 90 percent of taxable income may be offset by net operating loss carryforwards for alternative minimum tax purposes. As a result, Corillian recorded an income tax charge of $160,000 and $124,000 during 2004 and 2003, respectively, primarily related to alternative minimum taxes. No provision for federal, state or foreign income taxes was recorded for 2002 because Corillian had incurred net operating losses in this year.
      As of December 31, 2004, Corillian had federal and state net operating loss carryforwards of approximately $53.5 million and foreign net operating loss carryforwards of approximately $12.8 million to offset against future taxable income and research and experimentation credits of approximately $2.9 million. These carryforwards expire between 2005 and 2024. Corillian had net deferred tax assets, including Corillian’s net operating loss carryforwards and tax credits, of $27.8 million as of December 31, 2004. A full valuation allowance has been recorded against the net deferred tax asset balance due to uncertainties regarding the realizability of the asset balance.
Liquidity and Capital Resources
      As of December 31, 2004, Corillian had $39.4 million in cash, cash equivalents and short-term investments, as compared to $26.8 million as of December 31, 2003. Cash equivalents consisted mainly of demand deposits, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consisted mainly of taxable government agency bonds with original maturities between 90 and 180 days, taxable municipal bonds and auction rate securities, with original maturities greater than one year. Although original maturities are greater than one year, Corillian classifies auction rate securities as short-term investments as they are bought and sold at par every 28 to 35 days and therefore are available for use in normal operations.
      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. As of December 31, 2004, approximately $911,000 was outstanding under this line of credit and no further amounts were available for borrowing. In February 2005, Corillian paid off the remaining balance outstanding under this line of credit.

      In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.
      Net cash provided by operating activities was $12.4 million and $11.3 million for the years ended December 31, 2004 and 2003, respectively. Net income, adjusted to add back the effect of non-cash items such as depreciation and equity losses on the Synoran investment, increased by $4.0 million in the year ended December 31, 2004 over the year ended December 31, 2003. Various other items affected Corillian’s cash provided by operating activities, offsetting this increase. In the years ended December 31, 2004 and 2003, Corillian’s accounts receivable balance increased by $2.1 million, due to the timing of billings and receipt of payments on large license sales. In the years ended December 31, 2004 and 2003, Corillian’s deferred revenue balance increased by $1.1 million and $1.6 million, respectively, due to the timing of billings on large license sales in relation to the periods the revenue was recognized. During 2003, Corillian also satisfied certain contractual requirements that allowed for the release of $1.6 million of escrow funds that Corillian had previously recorded in other receivables and released restrictions on another $1.0 million of cash that Corillian had previously recorded as restricted cash. Both of these items were a part of Corillian’s cash provided by operations in the year ended December 31, 2003.
      Net cash provided by operating activities was $11.3 million and $2.7 million for the years ended December 31, 2003 and 2002, respectively. Net income, adjusted to add back the effect of non-cash items such as depreciation and equity losses on the Synoran investment, increased by $17.7 million in the year ended December 31, 2003 over the year ended December 31, 2002. Various other items affected Corillian’s cash provided by operating activities, offsetting this increase. In the year ended December 31, 2003, Corillian’s accounts receivable balance increased by $2.1 million, whereas in the year ended December 31, 2002, Corillian’s accounts receivable balance decreased $5.4 million, due to the timing of billings and receipt of payments on large license sales. In the years ended December 31, 2003 and 2002, Corillian’s deferred revenue balance increased by $1.6 million and $5.1 million, due to the timing of billings on large license sales in relation to the periods the revenue was recognized. During 2002, as a part of certain contractual requirements, Corillian also placed $1.6 million into an escrow account included in other receivables and placed restrictions on another $1.0 million of cash. During 2003, Corillian also satisfied the contractual requirements that allowed for the release of $1.6 million of escrow funds that Corillian had previously recorded in other receivables and released restrictions on another $1.0 million of cash that Corillian had previously recorded as restricted cash. Both of these items were a part of Corillian’s cash provided by operations in the years ended December 31, 2002 and 2003, respectively.
      Net cash used in investing activities was $968,000, $7.6 million and $2.7 million for 2004, 2003 and 2002, respectively. During 2004, net cash used in investing activities consisted of $728,000 of property and equipment purchases and net purchases of short-term investments of $249,000. During 2003, net cash used in investing activities consisted of net purchases in short-term investments of $5.5 million, $1.1 million of property and equipment purchases and a $1.0 million cash investment in Synoran. During 2002, net cash used in investing activities consisted of net purchases of short-term investments of $1.9 million and $780,000 of property and equipment purchases.
      Net cash provided by (used in) financing activities was $795,000, $32,000 and ($2.1 million) for 2004, 2003 and 2002, respectively. Net cash provided by financing activities in 2004 consisted primarily of $2.5 million in proceeds from the issuance of common stock pursuant to Corillian’s employee stock plans, offset, in part, by net principal payments on line of credit borrowings and capital lease obligations of $1.7 million and $17,000, respectively. During 2003, net cash provided by financing activities consisted of $1.3 million in proceeds received from the issuance of common stock pursuant to Corillian’s employee stock plans and $1.0 million in proceeds from line of credit borrowings, which were almost entirely offset by $1.9 million and $381,000 in net repayments on long-term borrowings and capital lease obligations, respectively. Net cash used in financing activities in 2002 consisted primarily of net principal payments on line of credit borrowings and capital lease obligations of $2.2 million and $467,000, respectively. This usage was partially offset by $576,000 in proceeds received from the issuance of common stock pursuant to Corillian’s employee stock plans.
      Working capital increased to $29.4 million as of December 31, 2004, as compared to $14.4 million as of December 31, 2003 and $5.9 million as of December 31, 2002. These increases were primarily resulted from positive cash flows from operating activities.
      In May 2000, Corillian entered into a lease for its new corporate headquarters, which is located in Hillsboro, Oregon and consisted of approximately 122,000 square feet. The lease had a term of seven years. In August 2004, Corillian amended the lease, to reduce the space leased effective as of January 1, 2005 to approximately 100,000 square feet. The amendment also extended the lease expiration date to September 2010. Under the terms of the amended lease, monthly rent ranges from approximately $186,000 to approximately 199,000. Pursuant to Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Corillian recognized an impairment charge of $491,000 in September 2004 to write off the remaining book value of long-lived assets in the space Corillian has abandoned and ceased to use.
      Corillian also leased approximately 21,000 square feet in another office building in Beaverton, Oregon, of which approximately 12,000 square feet were sub-leased. The lease for this space expired in February 2005. Under the terms of this lease, Corillian’s monthly rent was approximately $29,000 and Corillian received approximately $6,000 per month from the sub-leasing of a portion of this office building. Corillian did not renew this lease.
      Corillian had no material financial obligations as of December 31, 2004, other than obligations under its line of credit facilities and operating and capital leases. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash, cash equivalents and short-term investments will be sufficient to meet its working capital requirements for at least the next 12 months. Thereafter, Corillian may find it necessary to obtain additional equity or debt financing. If additional financing is required, Corillian may not be able to raise it on acceptable terms or at all. Additional financing could result in dilution to its current shareholders’ percentage ownership. If Corillian is unable to obtain additional financing, Corillian may be required to reduce the scope of its planned research and development and sales and marketing efforts, as well as the further development of its infrastructure.
      Corillian is contractually obligated to make the following payments as of December 31, 2004:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Lines of credit(1)	$1,003	$329	$547	$127	$—
Capital lease obligations	15	11	4	—	—
Operating lease commitment	13,356	2,333	4,706	4,560	1,757

Total contractual obligations	$14,374	$2,673	$5,257	$4,687	$1,757

(1)	Line of credit was paid off in February 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Sensitivity
      As of December 31, 2004, Corillian had $39.4 million and $26.8 million, respectively, in cash, cash equivalents and short-term investments. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to interest rate risks on its available-for-sale investments as these investments are all bought and sold at par value. Corillian’s short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. Corillian manages this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect our interest income that is generated from our short-term investments. If interest rates increase or decrease equally during 2005, by a total of one percent, Corillian’s interest income would increase or decrease by approximately $150,000, respectively. In 2005, Corillian may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.

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
      (a) Evaluation of disclosure controls and procedures.
      The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the Evaluation Date). Based on that evaluation, Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.
      (b) Management’s report on internal control over financial reporting.
      Management of Corillian Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Corillian Corporation’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the reliability and fair presentation of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Internal control over financial reporting includes controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
      All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, even those systems determined to be effective can provide only reasonable assurance that misstatements with respect to financial reporting and financial statement preparation will be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Corillian Corporation’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Corillian Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.
      Based on this assessment, management has determined that, as of December 31, 2004, Corillian Corporation maintained effective internal control over financial reporting.
      KPMG LLP, independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report included in (d) below.
      (c) Changes in internal controls.
      There was no change to Corillian’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Corillian’s internal control over financial reporting.
      (d) Report of independent registered public accounting firm.

The Board of Directors and Shareholders
Corillian Corporation:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Corillian Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Corillian Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts of expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Corillian Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Corillian Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
March 14, 2005

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information called for by Part III, Item 10, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s fiscal year end.
      Corillian has adopted a code of ethics for its Chief Executive Officer and senior financial officers. Corillian has made the code of ethics available in the Investor Relations section of its website at www.corillian.com. If Corillian waives, or implicitly waives, any material provision of the code, or substantially amends the code, Corillian will disclose that fact on its website.

Item 11.	Executive Compensation
      Information called for by Part III, Item 11, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information called for by Part III, Item 12, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s fiscal year end.

Equity Compensation Plan Information
      The following table provides information as of December 31, 2004 about Corillian’s common stock that may be issued to employees, consultants or directors under Corillian’s currently existing equity compensation plans:

	Securities Authorized for Issuance
	Under Equity Compensation Plans

	Number of Shares to			Number of Shares
	be Issued Upon		Weighted-Average	Remaining Available for
	Exercise of		Exercise Price of	Issuance Under Equity
	Outstanding Options		Outstanding Options	Compensation Plans

Equity compensation plans approved by shareholders	4,410,225	(1)	$4.00	2,240,607	(2)(3)
Equity compensation plans not approved by shareholders	984,500		4.05	15,500

	5,394,725		$4.01	2,256,107

(1)	Excludes 780 shares of Corillian’s common stock that are issuable upon the exercise of outstanding options that were assumed in connection with Corillian’s acquisition of Hatcher Associates Inc. (now Corillian Services, Inc.), with a weighted average exercise price of $6.73.

(2)	Includes 2,180,423 shares remaining available for purchase under Corillian’s 2000 Stock Incentive Compensation Plan. The 2000 Stock Incentive Compensation Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Stock Option Plan as of the effective date of the 2000 Stock Incentive Compensation Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. Excludes 400,000 additional shares of common stock that became available for purchase under the 2000 Stock Incentive Compensation Plan on January 1, 2005 pursuant to the evergreen formula.

(3)	Includes 60,184 shares remaining available for issuance under Corillian’s 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 333,333 additional shares of common stock that became available for issuance under the 2000 Employee Stock Purchase Plan on January 1, 2005 pursuant to the evergreen formula.

      2003 Nonqualified Stock Incentive Compensation Plan. In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan and authorized the issuance of 1,000,000 shares of common stock under the plan. This plan was adopted as a retention plan for Corillian’s employees. Because the Company did not obtain shareholder approval for this plan, the Company may not grant stock options under this plan to any existing directors or officers. A significant number of stock options outstanding under Corillian’s previously approved stock option plans had exercise prices that were significantly higher than Corillian’s stock price in May 2003, and Corillian did not anticipate that those stock options would be exercised in the near future or at all, absent extraordinary stock price appreciation. The Board carefully evaluated the alternatives available for providing incentives for and retaining employees and decided to make additional option grants rather than conducting a company-wide option cancellation program or re-pricing. As a result of this decision, the Board decided that it was necessary to adopt this plan. The Board acted to keep the long-term interests of Corillian’s workforce tightly aligned with the long-term interests of shareholders and to counter any financial incentive competitors might offer to Corillian employees. Corillian does not intend to adopt or materially modify any stock compensation plans in the future without shareholder approval.
      Corillian’s 2003 Nonqualified Stock Incentive Compensation Plan enhances long-term shareholder value by offering opportunities to its employees, consultants, agents, advisors and independent contractors to participate in Corillian’s growth and success, to encourage them to remain in its service and to own its stock. Corillian’s 2003 Nonqualified Stock Incentive Compensation Plan permits both option and stock grants. Corillian has reserved 1,000,000 shares of common stock for its 2003 Nonqualified Stock Incentive Compensation Plan. The plan administrator will make proportional adjustments to the aggregate number of shares issuable under the 2003 Nonqualified Stock Incentive Compensation Plan and to outstanding awards in the event of stock splits or other capital adjustments.
      The compensation committee serves as the plan administrator of the 2003 Nonqualified Stock Incentive Compensation Plan. The plan administrator selects individuals to receive options and specifies the terms and conditions of each option granted, including the exercise price, the vesting provisions and the option term.
      Unless otherwise provided by the plan administrator, options granted under the 2003 Nonqualified Stock Incentive Compensation Plan vest over a four-year period, and generally will expire on the earliest of ten years from the date of grant; one year after the optionee’s retirement, death or disability; notice to the optionee of termination of employment or service for cause; and three months after other terminations of employment or service.
      The plan administrator is authorized under the 2003 Nonqualified Stock Incentive Compensation Plan to issue shares of common stock to eligible participants with terms, conditions and restrictions established by the plan administrator in its sole discretion. Restrictions may be based on continuous service or the achievement of performance goals. Holders of restricted stock are shareholders of Corillian and have, subject to established restrictions, all the rights of shareholders with respect to such shares.
      In the event of a corporate transaction, such as a merger or sale, each outstanding option to purchase shares under the 2003 Nonqualified Stock Incentive Compensation Plan may be assumed or an equivalent option substituted by the buyer. If the successor corporation does not assume or provide an equivalent substitute for the option, the option terminates, but the optionee has the right to exercise the vested and unvested portion of the option immediately before the corporate transaction. Some option agreements may call for accelerated vesting in the event of a corporate transaction even if the successor corporation assumes the option or provides an equivalent substitute for the option if the employee is terminated by the successor corporation within one year after the transaction or if the employee terminates his or her employment with the successor corporation within one year after the transaction for specified reasons, such as a reduction in compensation or title. In addition, the plan administrator has discretion to accelerate the vesting of options in the event of a corporate transaction.
      Unless terminated sooner by the Board of Directors, the 2003 Nonqualified Stock Incentive Compensation Plan will terminate ten years from the date of its approval by the board of directors.

Item 13.	Certain Relationships and Related Transactions
      Information called for by Part III, Item 13, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s fiscal year end.

Item 14.	Principal Accountant Fees and Services
      Information called for by Part III, Item 14, is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held on May 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s fiscal year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

Exhibit
No.		Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2		Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)

4.1		Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)

10	.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)

10	.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)

10	.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)

10.4		Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)

10.5		Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)

10	.6*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)

10.7		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 30, 2001 (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-K for the year ended December 31, 2001)

10	.8*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)

10	.9*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)

10.10		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)

10	.11*	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit
No.		Description

10	.12*	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.13*	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10.14		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated June 16, 2003 (incorporated by reference to Exhibit 10.4 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.15*	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)

10	.16*	Form of Severance Agreement for Certain Employees (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)

10.17		First Amendment to Lease Agreement between CarrAmerica Realty Operating Partnership, L.P. and Corillian Corporation, dated August 23, 2004 (incorporated by reference to Exhibit 99.1 of Corillian’s report on Form 8-K dated August 23, 2004)

10	.18*	Separation Agreement and General Release between Corillian Corporation and an Executive Officer, dated February, 17, 2005 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 8-K dated February 17, 2005)

21.1		Subsidiaries of the Company

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March  15, 2005.

CORILLIAN CORPORATION

By:	/s/ PAUL K. WILDE

Chief Financial Officer
(Principal Financial Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities

/s/ ALEX P. HART Alex P. Hart	Chief Executive Officer and Director Principal Executive Officer

/s/ PAUL K. WILDE Paul K. Wilde	Chief Financial Officer Principal Financial and Accounting Officer

/s/ ROBERT G. BARRETT Robert G. Barrett	Director

/s/ ERIC DUNN Eric Dunn	Director

/s/ RAVI MOHAN Ravi Mohan	Director

James R. Stojak	Director

/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director

Exhibit
No.		Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)
3.2		Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)

4.1		Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)

10	.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)

10	.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)

10	.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)

10.4		Lease between Carramerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2000)

10.5		Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-K for the year ended December 31, 2000)

10	.6*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2000)

10.7		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 30, 2001 (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-K for the year ended December 31, 2001)

10	.8*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)

10	.9*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)

10.10		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)

10	.11*	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.12*	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.13*	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10.14		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated June 16, 2003 (incorporated by reference to Exhibit 10.4 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.15*	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)

10	.16*	Form of Severance Agreement for Certain Employees (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)

10.17		First Amendment to Lease Agreement between CarrAmerica Realty Operating Partnership, L.P. and Corillian Corporation, dated August 23, 2004 (incorporated by reference to Exhibit 99.1 of Corillian’s report on Form 8-K dated August 23, 2004)

Exhibit
No.		Description

10	.18*	Separation Agreement and General Release between Corillian Corporation and an Executive Officer, dated February, 17, 2005 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 8-K dated February 17, 2005)

21.1		Subsidiaries of the Company

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Corillian Corporation:
      We have audited the accompanying consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corillian Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corillian Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
March 14, 2005

CORILLIAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,200	$16,943
Short-term investments	10,150	9,901
Accounts receivable, net	8,218	6,103
Other receivables	206	226
Revenue in excess of billings	1,363	1,258
Prepaid expenses and deposits	1,696	1,319

Total current assets	50,833	35,750
Property and equipment, net	3,800	5,765
Investment in joint venture	128	941
Other assets	508	362

Total assets	$55,269	$42,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$979	$1,224
Accrued liabilities	2,468	2,052
Deferred revenue	16,630	15,560
Current portion of capital lease obligations	10	19
Current portion of long-term debt	286	1,510
Other current liabilities	1,043	968

Total current liabilities	21,416	21,333
Capital lease obligations, less current portion	4	12
Long-term debt, less current portion	625	1,063
Other long-term liabilities	622	856

Total liabilities	22,667	23,264

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 150,000 shares authorized; 38,408 and 36,891 shares issued and outstanding at December 31, 2004 and 2003, respectively	129,969	127,414
Accumulated other comprehensive income	61	48
Accumulated deficit	(97,428)	(107,908)

Total shareholders’ equity	32,602	19,554

Total liabilities and shareholders’ equity	$55,269	$42,818

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues	$50,794	$46,132	$39,141
Cost of revenues, excluding $0, $7 and $148 in 2004, 2003 and 2002, respectively, of amortization of deferred stock-based compensation	18,449	20,501	20,422

Gross profit	32,345	25,631	18,719

Operating expenses:
Sales and marketing, excluding $0, $14 and $401 in 2004, 2003 and 2002, respectively, of amortization of deferred stock-based compensation	7,291	6,422	11,720
Research and development, excluding $0, $5 and $83 in 2004, 2003 and 2002, respectively, of amortization of deferred stock-based compensation	6,690	5,968	7,733
General and administrative, excluding $0, $9 and $253 in 2004, 2003 and 2002, respectively, of amortization of deferred stock-based compensation	6,688	6,810	11,029
Amortization of deferred stock-based compensation	—	35	885
Litigation settlement charges	—	—	2,580
Restructuring and impairment charges	491	—	682

Total operating expenses	21,160	19,235	34,629

Income (loss) from operations	11,185	6,396	(15,910)

Other income (expense), net:
Interest income	412	224	184
Interest expense	(140)	(244)	(542)
Loss on joint venture	(813)	(1,133)	(916)
Other (expense) income, net	(4)	7	(73)

Total other expense, net	(545)	(1,146)	(1,347)

Net income (loss) before income taxes	10,640	5,250	(17,257)
Income taxes	160	124	—

Net income (loss)	$10,480	$5,126	$(17,257)

Basic net income (loss) per share	$0.28	$0.14	$(0.49)
Diluted net income (loss) per share	$0.26	$0.14	$(0.49)
Shares used in computing basic net income (loss) per share	37,727	36,431	35,477
Shares used in computing diluted net income (loss) per share	40,474	37,813	35,477
See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Deferred	Other		Total
			Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balance, December 31, 2001	35,038	$125,069	$(1,169)	$(19)	$(95,777)	$28,104
Issuance of common shares in settlement of litigation	500	745	—	—	—	745
Issuance of common shares in exchange for services	30	45	(45)	—	—	—
Exercise of common stock options	360	226	—	—	—	226
Issuance of common shares under employee stock purchase plan	219	350	—	—	—	350
Deferred stock-based compensation	—	(294)	294	—	—	—
Amortization of deferred stock-based compensation	—	—	885	—	—	885
Foreign currency translation	—	—	—	68	—	68
Net loss	—	—	—	—	(17,257)	(17,257)

Balance, December 31, 2002	36,147	$126,141	$(35)	$49	$(113,034)	$13,121
Exercise of common stock options	490	1,115	—	—	—	1,115
Issuance of common shares under employee stock purchase plan	254	158	—	—	—	158
Amortization of deferred stock-based compensation	—	—	35	—	—	35
Foreign currency translation	—	—	—	(1)	—	(1)
Net income	—	—	—	—	5,126	5,126

Balance, December 31, 2003	36,891	$127,414	$—	$48	$(107,908)	$19,554
Exercise of common stock options	1,009	1,969	—	—	—	1,969
Issuance of common shares under employee stock purchase plan	508	505	—	—	—	505
Income tax benefit of equity transactions	—	81	—	—	—	81
Foreign currency translation	—	—		13		13
Net income	—	—	—	—	10,480	10,480

Balance, December 31, 2004	38,408	$129,969	$—	$61	$(97,428)	$32,602

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,480	$5,126	$(17,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,200	3,715	5,431
Amortization of deferred stock-based compensation	—	35	885
Impairment of long-lived assets	491	—	—
Issuance of common stock in settlement of litigation	—	—	745
Equity in losses of joint venture	813	1,133	916
(Recovery of) provision for bad debts	(199)	(173)	1,317
(Gain) loss on sale of assets	(7)	8	114
Income tax benefit of equity transactions	81	—	—
Changes in operating assets and liabilities
Restricted cash	—	1,003	(1,003)
Accounts receivable	(1,925)	(1,931)	4,122
Other receivables	20	1,562	(1,488)
Revenue in excess of billings	(105)	284	4,868
Prepaid expenses, deposits and other assets	(523)	380	(644)
Accounts payable and accrued liabilities	190	(596)	(1,272)
Deferred revenue	1,070	1,579	5,100
Other liabilities	(159)	(840)	868

Net cash provided by operating activities	12,427	11,285	2,702

Cash flows from investing activities:
Purchase of property and equipment	(728)	(1,112)	(780)
Proceeds from sale of property and equipment	9	—	—
Purchase of available-for-sale investments	(19,000)	(15,450)	(8,500)
Proceeds from the sales of available-for-sale investments	18,150	9,650	6,400
Purchase of held-to-maturity investments	(1,200)	(601)	(2,010)
Proceeds from the maturities of held-to-maturity investments	1,801	910	2,200
Investment in joint venture	—	(1,000)	—

Net cash used in investing activities	(968)	(7,603)	(2,690)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,474	1,273	576
Proceeds from line of credit borrowings	—	1,000	—
Payments on line of credit borrowings	(1,662)	(1,860)	(2,163)
Principal payments on capital lease obligations	(17)	(381)	(467)

Net cash provided by (used in) financing activities	795	32	(2,054)

Effect of exchange rate fluctuations on cash and cash equivalents	3	8	60

Increase (decrease) in cash and cash equivalents	12,257	3,722	(1,982)
Cash and cash equivalents at beginning of year	16,943	13,221	15,203

Cash and cash equivalents at end of year	$29,200	$16,943	$13,221

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$140	$244	$542
Taxes	97	131	187
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired through capital leases	—	—	146
See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Company
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
      The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates related to software revenue recognition, accrual for contracts in a loss position and the valuation allowance for deferred tax assets require higher degrees of judgment than others in their application. Actual results may differ from these estimates under different assumptions or conditions.

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

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware.
      The percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonably dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
      Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the renewal rate. Corillian allocates revenue to certain elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.
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
      Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenues and expenses recognized from these projects accounted for under the “zero profit” methodology during the years ended December 31, 2003 and 2002, was approximately $714,000 and $271,000, respectively. As all three of this customer’s projects were completed and accepted during 2003, Corillian recognized an additional $1.0 million of revenue related to these projects, which had been previously deferred until completion of the projects, during the year ended December 31, 2003. Since all costs of revenues associated with these projects had been previously recognized using the “zero profit” methodology, recognition of this deferred revenue resulted in the corresponding recognition of $1.0 million in gross profit during the year ended December 31, 2003. No further revenues were deferred on these projects as of December 31, 2003.
      Corillian generally licenses Corillian Voyager on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license agreements require customers to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional license seat sales, less any amounts related to maintenance included in the arrangement, are generally recognized in the period in which the licenses are sold.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In certain arrangements, Corillian may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement or an obligation to deliver software customized to a customer specifications. In arrangements where Corillian is providing customized functionality on a best efforts basis, Corillian generally recognizes revenues as services are performed. Arrangements where customers fund expedited development of software products are accounted for as funded research and development. In arrangements where Corillian retains and reserves title and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense.

(d)	Cash Equivalents
      Cash equivalents consist of demand deposit accounts, money market mutual funds and commercial paper with original maturities of 90 days or less, which are carried at market value, which approximates cost. Cash equivalents totaled $24.9 million and $14.2 million as of December 31, 2004 and 2003, respectively.

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

(f)	Short-Term Investments
      Corillian’s short-term investments consist of taxable government agency bonds with original maturities between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities of greater than one year. Taxable government agency bonds are classified as held-to-maturity, as the Company has the intent and ability to hold these securities to maturity. All held-to-maturity investments are recorded at amortized cost. The decline in the market value of any held-to-maturity investment below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment charge is charged to earnings and a new costs basis for the security is established. To determine whether impairment is other-than-temporary, Corillian considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. There have been no impairments of held-to-maturity securities identified or recorded by Corillian.
      Corillian classifies taxable municipal bonds with maturities greater than one year as short-term available-for-sale securities and reports them at cost which approximates market. Corillian views its auction rate securities as short-term investments, even though the original maturity dates are greater than one year, as they are bought and sold at par every 28 to 35 days and therefore are available for use in normal operations. Unrealized holding gains and losses have not been material to date. Realized gains on available-for-sale securities are included in interest and other income in Corillian’s statement of operations. Realized losses and

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
declines in value judged to be other than temporary on available-for-sale securities are included in earnings in the period of occurrence. There have been no impairments of available-for-sale securities identified or recorded by Corillian. The specific identification method is used to determine the cost of securities sold.
      Premiums and discounts on held-to-maturity investments are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective-interest method. Dividend and interest income is recognized when earned.

(g)	Long-Lived Assets
      In accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews Corillian’s long-lived assets and definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets is determined by comparing the forecasted undiscounted net cash flows of the asset or asset group to the carrying amount of the asset or asset group. If the operation is determined to be unable to recover the carrying amount of its assets, the assets or asset groups are written down to their estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

(h)	Investment in Joint Venture
      Investments in businesses in which Corillian owns less than a 50% interest and can exert significant influence over are accounted for using the equity method of investment accounting. EITF 03-16, Accounting for Investments in Limited Liability Companies, requires that investments in limited partnerships be accounted for using the equity method when the percentage of ownership is greater than 5%. Accordingly, Corillian accounts for its investment using the equity method of accounting. Under the equity method, Corillian records an investment in the stock at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the business after the date of investment based on its ownership percentage of the business as a whole.
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
      Pursuant to the agreement, Corillian contributed $3.0 million in cash in 2000. Corillian’s ownership percentage of Synoran as of December 31, 2004, was 12.3%. Corillian has one representative on Synoran’s board of managers. Corillian invested an additional $1.0 million in cash in Synoran during 2003. During the years ended December 31, 2004, 2003 and 2002, Corillian recorded $813,000, $1.1 million and $916,000, respectively, of losses related to its investment in Synoran. Corillian does not have an obligation to further fund Synoran.

(i)	Accounts Receivable
      Trade accounts receivable are recorded at invoiced amount and do not bear interest. Corillian performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of its customers. Management provides an allowance for doubtful accounts based on current customer information and historical statistics. The allowance for doubtful

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounts is Corillian’s best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Corillian does not have any off-balance-sheet credit exposure related to its customers. At December 31, 2004 and 2003, Corillian’s allowance for doubtful accounts receivable was $101,000.
      The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	2004	2003	2002

Beginning allowance balance	$101	$399	$—
(Recovery) provision	(199)	(173)	1,317
Charge-offs	199	(125)	(918)

Ending allowance balance	$101	$101	$399

(j)	Property and Equipment
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
      Completion of a working model of Corillian’s products and general release has substantially coincided. As a result, Corillian has not capitalized any software development costs during the three-year period ended December 31, 2004 and charged all such costs to research and development expense as incurred.
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

(m)	Concentration of Business and Credit Risk
      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenues during the three-year period ended December 31, 2004. A majority of Corillian’s revenues are generated from the financial services industry. Accordingly, Corillian’s near and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.
      Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of December 31, 2004, four customers individually accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 65% of Corillian’s consolidated accounts receivable balance as of December 31, 2004. As of December 31, 2003, three customers accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 54% of Corillian’s consolidated accounts receivable balance as of December 31, 2003.
      One customer individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2004. This customer accounted for approximately 49% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2004. Three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2003. These customers, in total, accounted for approximately 64% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2003.
      Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.

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
      At December 31, 2004, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan, which are described more fully in Notes 5 and 6. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
only the disclosure requirements of Statement No. 123, as amended. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FIN No. 28.
      The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except for
	per share data)
Net income (loss), as reported	$10,480	$5,126	$(17,257)
Add: Stock-based compensation expense determined using the intrinsic value method	—	35	885
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,103)	(3,314)	(6,328)

Pro forma net income (loss)	$8,377	$1,847	$(22,700)

Basic — as reported	$0.28	$0.14	$(0.49)
Basic — pro forma	$0.22	$0.05	$(0.64)
Diluted — as reported	$0.26	$0.14	$(0.49)
Diluted — pro forma	$0.21	$0.05	$(0.64)
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
      Corillian computes net income (loss) per share in accordance with Statement No. 128, Earnings Per Share. Under the provisions of Statement No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock and potential dilutive common shares outstanding during the period.
      The following is a reconciliation of basic and diluted weighted-average shares:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Shares for basic net income (loss) per share:
Weighted-average common shares	37,727	36,431	35,477
Effect of dilutive securities:
Stock options and employee stock purchase plan	2,747	1,382	—

Shares for diluted net income (loss) per share:	40,474	37,813	35,477

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options with exercise prices less than the average fair market value of the underlying common stock totaling 533,611 for the year ended December 31, 2002, were excluded from the net loss per share calculations due to Corillian’s net loss in these periods.
      The following shares issuable under stock options and a warrant would not result in additional dilutive shares under the treasury stock method as they would be anti dilutive:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Shares issuable under stock options	1,202	3,128	4,623
Shares issuable under a warrant	—	—	250

	1,202	3,128	4,873

(q)	Comprehensive Income (Loss)
      Corillian has adopted the provisions of Statement No. 130, Reporting on Comprehensive Income. Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments have been reported in comprehensive income (loss) for Corillian. All other amounts have not been material to Corillian’s financial position or results of operations.

(r)	Income Taxes
      Corillian accounts for income taxes in accordance with Statement No. 109, Accounting for Income Taxes. In accordance with Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences of events that have been included in the financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

(s)	Fair Value of Financial Instruments
      The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, short-term investments, accounts and notes receivable, revenue in excess of billings, and accounts payable approximate fair values due to the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value as the stated interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

(t)	Advertising
      Advertising costs are expensed as incurred. Advertising expense was $3,000, $25,000 and $88,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(u)	Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement No. 123R is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. Corillian is currently evaluating the impact of adopting SFAS 123R to its consolidated results of operations.

(v)	Reclassifications
      Certain reclassifications have been made to the consolidated financial statements for 2004 and 2003 in order to conform to the 2002 presentation. Such reclassifications had no effect on previously reported net income, cash flows from operations or shareholders’ equity.
      In the current year, Corillian reclassified prior year balances, related to auction rate securities, totaling $9.3 million from cash and cash equivalents to short-term investments.

(3)	Balance Sheet Components

(a)	Short-Term Investments
      Short-term investments consisted of the following at December 31:

	2004	2003

	(In thousands)
Available-for-sale	$10,150	$9,300
Held-to-maturity	—	601

	$10,150	$9,901

      No individual securities have been in an unrealized loss position for more than one year.

(b)	Property and Equipment, Net
      Property and equipment, net, consisted of the following at December 31:

	2004	2003

	(In thousands)
Computer equipment and software	$11,959	$13,568
Furniture, fixtures and other equipment	2,909	3,332
Leashold improvements	3,830	4,257

	18,698	21,157
Less accumulated depreciation and amortization	(14,898)	(15,392)

	$3,800	$5,765

      Depreciation expense was $2.2 million, $3.7 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, Corillian recognized a $491,000 impairment charge to write-off the remaining book value of long-lived assets that it abandoned and ceased to use. See Note 9.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Accrued Liabilities
      Accrued liabilities consisted of the following at December 31:

	2004	2003

	(In thousands)
Payroll and related expenses	$1,564	$1,267
Other accrued liabilities	904	785

	$2,468	$2,052

(4)	Income Taxes
      Domestic and foreign pre-tax income (loss) is as follows for the year ended December 31:

	2004	2003	2002

	(In thousands)
Domestic	$9,942	$5,034	$(12,052)
Foreign	698	216	(5,205)

	$10,640	$5,250	$(17,257)

      For 2004 and 2003, Corillian provided current federal and state tax expense of $160,000 and $124,000, respectively. No provision for federal, state or foreign income taxes was recorded for 2002, as Corillian incurred a net operating loss.
      The reconciliation of the statutory federal income tax rate to Corillian’s effective income tax rate is as follows:

	2004	2003	2002

Federal statutory rate	34%	34%	(34)%
Increases (decreases) resulting from:
Losses for which no benefit has been provided	—	—	34.0
Utilization of net operating losses	(31.9)	(31.0)	—
Other	(0.6)	(1.0)	—

	1.5%	2.0%	0.0%

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences and net operating loss carryforwards which give rise to the significant portions of deferred tax assets and liabilities are as follow as at December 31:

	2004	2003

	(In thousands)
Deferred tax assets:
Research and experimentation credit carryforwards	$2,914	$2,552
Accrued expenses and allowances	414	510
Deferred compensation	130	599
Domestic net operating loss carryforwards	20,355	22,714
Foreign net operating loss carryforwards	2,583	2,721
Equity investments	—	247
Goodwill	293	321
Depreciable assets	1,128	923
Alternative minimum tax credit carryforwards	198	83
Other	—	36

Total gross deferred tax asset	28,015	30,706
Less valuation allowance	(27,799)	(30,590)

	216	116
Deferred tax liabilities:
Prepaid expenses	167	—
Equity investments	49	116

Total gross deferred tax liabilities	216	116

Net deferred tax assets	$—	$—

      Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $1.9 million.
      The net change in the total valuation allowance was a decrease of $2.8 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively. The decrease in the valuation allowance is primarily due to the utilization of federal and state net operating losses during 2004 and 2003.
      At December 31, 2004, Corillian has federal and state net operating loss carryforwards of approximately $53.5 million and foreign net operating loss carryforwards of $12.8 million to offset against future income. Additionally, Corillian had alternative minimum tax credits of approximately $198,000 and research and experimentation credits of $2.9 million. These carryforwards expire between 2005 and 2024.

(5)	Shareholders’ Equity

(a)	Warrant
      Concurrent with Corillian’s initial public offering on April 12, 2000, Corillian issued a warrant to purchase 250,000 shares of common stock. This warrant had an exercise price of $8.00 per share, which was equal to the per share price of Corillian’s initial public offering of common stock, and a term of three years. This warrant was fully vested at the time of purchase and immediately exercisable. The fair market value of

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this warrant was approximately $1.4 million, which was determined using the Black-Scholes option pricing model and paid upon closing of Corillian’s initial public offering. This warrant expired unexercised in April 2003.

(b)	2000 Employee Stock Purchase Plan
      In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the ESPP) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. In 2004, 2003 and 2002 Corillian issued 507,628, 254,573 and 219,267 shares respectively, under the ESPP. As of December 31, 2004, 60,184 shares were available for issuance under the ESPP. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. In January 2005, an additional 333,333 shares of common stock became available for issuance under the ESPP pursuant to the evergreen formula.
      Offering periods commence on February 1 and August 1 each year and have a 24-month duration. Each offering period consists of four consecutive purchase periods of six months’ duration. Participants purchase common stock on the last day of each purchase period. The purchase price is the lesser of 85% of the fair market value of the common stock on the first day of an offering period or 85% of the fair market value of the common stock on the purchase date. If the fair market value of Corillian’s common stock on any purchase date of an offering period is less than the fair market value of Corillian’s common stock on the first day of the offering period, then every participant shall automatically (a) be withdrawn from the offering period at the close of the purchase date after the acquisition of the shares of Corillian’s common stock for the purchase period and (b) be enrolled in the offering period commencing on the first business date subsequent to the purchase period.
      The per share weighted-average fair value, as determined by applying the valuation methodology prescribed in FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, to the ESPP in 2004, 2003 and 2002, was $1.15, $0.32 and $0.72, respectively, using the following assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk free interest rate	1.64-3.01%	1.05-1.86%	3.10%
Expected volatility	21-29%	22-44%	100%
Expected life in years	6-24 months	6-24 months	6-24 months
Dividend yield	—	—	—

(6)	1997, 2000 and 2003 Stock Option Plans
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
      In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (the 2000 Plan). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. As of December 31, 2004, 2,180,423 shares remained available for issuance under the 2000 Plan. The 2000 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Plan as of the effective date of the 2000 Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. In January 2005 an additional 400,000 shares of common stock became available for grant under the 2000 Plan pursuant to the evergreen formula.
      In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (the 2003 Plan) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by Corillian’s shareholders. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant or three months after termination of employment with Corillian. As of December 31, 2004, 15,500 shares remained available for issuance under the 2003 Plan.
      Stock option activity under the 1997, 2000 and 2003 Stock Option Plans was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance December 31, 2001	6,051,920	$6.93
Granted	1,290,550	2.69
Exercised	(359,857)	(0.63)
Cancelled	(3,097,417)	(8.72)

Balance December 31, 2002	3,885,196	4.69
Granted	4,279,750	2.24
Exercised	(490,058)	(2.28)
Cancelled	(1,072,640)	(3.30)

Balance December 31, 2003	6,602,248	3.51
Granted	565,999	4.93
Exercised	(1,009,226)	1.95
Cancelled	(763,516)	3.11

Balance December 31, 2004	5,395,505	$4.01

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life	Price	Shares	Price

$ 0.56- 0.86	1,225,626	8.31	$0.86	353,202	$0.86
0.88- 2.71	569,626	7.93	1.63	253,000	1.72
2.75- 3.00	1,444,053	8.17	2.95	568,275	2.93
3.02- 4.47	540,573	6.17	3.70	432,524	3.67
4.52- 6.01	899,656	9.18	5.43	12,094	5.60
6.05-12.50	572,346	6.00	10.68	535,972	10.98
12.94-19.50	143,625	5.45	16.81	143,625	16.81

0.56-19.50	5,395,505	7.84	$4.01	2,298,692	$5.38

      During the fourth quarter of 2002, Corillian cancelled 890,000 options of a member of its Board of Directors. The majority of these options had exercises prices above market value during the fourth quarter of 2002, as exercises prices ranged from $2.85 to $19.25 per share. In exchange for the cancelled options, Corillian issued 30,000 shares of restricted stock, which vested over one year. Corillian recorded $45,000 of deferred stock-based compensation associated with this grant of restricted stock, which was amortized to expense over the vesting period. The cancellation of options and reissuance of restricted stock was made in order to reduce options outstanding and provide appropriate compensation to the member of the Board of Directors.
      The per share weighted average grant date fair value, as reflected in Note  1, as determined by applying the Black-Scholes option pricing model to stock options granted under the 1997, 2000 and 2003 Stock Option Plans, was $1.19, $0.81 and $1.90 during the years ended December 31, 2004, 2003 and 2002, respectively, using the following weighted-average assumptions:

	Year Ended
	December 31,

	2004	2003	2002

Risk free interest rate	1.65%	1.48%	3.10%
Expected volatility	28%	39%	100%
Expected life in years	3.91	4.00	3.99
Dividend yield	—	—	—

(7)	Commitments and Contingencies

(a)	Litigation
      In October 2002, Corillian and KeyBank settled a dispute surrounding KeyBank’s allegations that one of Corillian’s employees used KeyBank’s trade secrets in performing work for Corillian. As part of this settlement, both parties dismissed their respective claims. Also, as part of this settlement, Corillian agreed to pay KeyBank approximately $1.8 million in cash and issue to KeyBank 500,000 shares of common stock, valued at approximately $745,000. Corillian paid $175,000, $250,000 and $1.4 million of the cash to KeyBank during the fourth quarter of 2004, 2003, and 2002, respectively. Corillian issued the shares of common stock during the fourth quarter of 2002. Corillian recorded a charge of approximately $2.6 million during the third quarter of 2002 related to this settlement.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	401(k) Plan
      Corillian maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pre-tax basis, subject to maximum limits on contributions set forth by the Internal Revenue Service. Corillian’s contributions are equal to 50% of a participant’s contribution, up to a maximum of 6% of each participant’s annual compensation. Under this plan, Corillian made contributions of approximately $348,000, $460,000 and $358,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

(c)	Lease Obligations
      Corillian is obligated under capital lease agreements for computer and other equipment that expire over the next two years. Gross amounts of property and equipment and related accumulated depreciation recorded under capital leases are as follows as of December 31:

	2004	2003

	(In thousands)
Computer and other equipment	$34	$1,416
Less accumulated depreciation	(34)	(1,213)

	$—	$203

      Corillian also has non-cancelable operating leases, which expire over the next six years. Rental expense under operating leases was $2.9 million, $3.1 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In September 2004, Corillian amended the lease for office space at its corporate headquarters in Hillsboro, Oregon. This amendment reduces the space leased effective January 1, 2005 to approximately 100,000 square feet, from approximately 122,000 square feet previously leased. The amendment also extended the lease expiration date to September 2010.
      Future minimum lease payments on operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year ending December 31:
2005	11	2,333
2006	4	2,351
2007	0	2,355
2008	0	2,255
2009	0	2,305
Thereafter	0	1,757

Total minimum lease payments	15	13,356

Less amounts representing interest	(1)

Present value of minimum lease payments	14
Less current portion	10

Long-term portion of minimum lease payments	4

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Line of credit
      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. As of December 31, 2004, approximately $911,000 was outstanding under this line of credit and no further amounts were available for borrowing. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, debt coverage ratio and adjusted quick ratio. Corillian believes it was in compliance with these covenants as of December 31, 2004.
      Long-term debt was as follows as of December 31:

	2004	2003

	(In thousands)
Line of credit facility due January 2005 through June 2008 with interest rates of 5.0 to 6.0% at December 31, 2004	911	2,573

	911	2,573
Less current portion	(286)	(1,510)

	625	1,063

      Annual maturities of Corillian’s long-term debt obligations are as follows as of December 31, 2004 (in thousands):

2005	$286
2006	250
2007	250
2008	125

Total	$911

      In February 2005, Corillian paid off the remaining long-term debt obligations noted above. See Note 11.

(e)	Indemnification
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
      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the years ended December 31, 2004, 2003 and 2002, include approximately $19,000, $155,000 and $6.0 million, respectively, of direct operating expenses related to Corillian’s international operations.
      Corillian’s international operations generated a total of approximately $988,000, $659,000 and $826,000 of its consolidated revenues during the years ended December 31, 2004, 2003 and 2002, respectively. In 2002, Corillian closed its office in London, England, and elected to pursue international sales primarily through resellers and selective direct sales efforts. Domestic and international revenues were 98% and 2% of total revenues, respectively for the year ended December 31, 2004, 99% and 1% of total revenues, respectively for the year ended December 31, 2003, and 98% and 2% for the year ended December 31, 2002, respectively.
      Geographic information for the years ended December 31, 2004, 2003, and 2002 are presented below. Identifiable assets located in foreign countries were not material at December 31, 2004, 2003, and 2002.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues from:
United States	$49,806	$45,473	$38,315
All foreign countries	988	659	826

	$50,794	$46,132	$39,141

(b)	Major Customers
      Revenues from Corillian’s major customers, accounting for more than 10% of consolidated revenues in a particular year, are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Customer A	$—	$6,069	$4,341
Customer B	9,739	6,743	—
Customer C	5,160	—	—

(c)	Revenues
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

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues derived from Corillian’s licenses and services are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
License and professional services	$35,803	$35,195	$30,623
Post-contractual support	11,352	8,771	6,904
Hosting	3,639	2,166	1,614

	$50,794	$46,132	$39,141

(9)	Restructuring and Impairment Charges
      During the second quarter of 2002, Corillian initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the period in which executive management committed to execute such actions and termination benefits had been communicated to the affected employees, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These actions resulted in a net reduction of worldwide headcount by 49. Restructuring charges recorded in connection with these actions totaled approximately $682,000, which consisted solely of severance-related payments, health care costs and severance-related tax payments. Of these restructuring charges, approximately $398,000 was paid during the second quarter of 2002, and the remainder of approximately $284,000 was paid during the third quarter of 2002.
      In the third quarter of 2004, in accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,Corillian recognized an impairment charge of $491,000 to write-off the remaining book value of long-lived assets in the space Corillian has abandoned and ceased to use.

(10)	Related Party Transactions
      In January 2001, Corillian extended a $300,000 short-term loan to Alex P. Hart to assist him in purchasing a house in Portland, Oregon while he was in the process of selling his house in Bellevue, Washington and relocating to Portland to serve as Corillian’s President. Mr. Hart is currently Corillian’s Chief Executive Officer. The loan was interest-free through February 2004 and is secured by all assets of Mr. Hart. Beginning in March 2004 the loan began accruing interest at four percent. As of December 31, 2004, Mr. Hart has paid $216,000 of the principal amount of the note, and $84,000 of the principal amount remains outstanding. The outstanding principal balance is included in other receivables on Corillian’s consolidated balance sheet at December 31, 2004.
      In connection with Ted Spooner’s departure as Chief Executive Officer in October 2002, Corillian entered into an agreement with Mr. Spooner that required Corillian to pay Mr. Spooner a severance payment of approximately $600,000. $300,000 of expense related this severance agreement was recognized as general and administrative expense during the first quarter of 2003. The remaining $300,000 of expense related to this severance agreement was recognized as general and administrative expense during the fourth quarter of 2002. In April 2003, Corillian paid the severance payment to Mr. Spooner. Effective May 7, 2003, Mr. Spooner was neither a director nor employee of Corillian.
      On November 14, 2003, Steve Sipowicz stepped down as Corillian’s Chief Financial Officer and Secretary. Mr. Sipowicz served as Corillian’s financial advisor for a six-month period following his departure. Mr. Sipowicz received $100,000 as severance and $2,000 per month during the period he served as financial advisor. Corillian recorded a charge of $100,000 related to Mr. Sipowicz’s severance agreement as general and

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
administrative expense during the third quarter of 2003. As of May 14, 2004, Mr. Sipowicz was neither an employee nor financial advisor of Corillian.

(11)	Subsequent Event
      In February 2005, Corillian paid off the remaining balance outstanding under the amended line of credit discussed in Note 7 (d) above. In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.

(12)	Quarterly Financial Information — Unaudited
      A summary of quarterly financial information follows (in thousands, except per share data):

	Quarter Ended 2003

	March 31	June 30	September 30	December 31

Total Revenues	$10,848	$11,482	$11,586	$12,216
Gross Profit	5,787	6,549	6,492	6,803
Income (loss) from operations	(7)	2,072	1,947	2,384
Net income (loss)	(441)	1,794	1,649	2,124
Basic net income (loss) per share	(0.01)	0.05	0.05	0.06
Diluted net income (loss) per share	(0.01)	0.05	0.04	0.05

	Quarter Ended 2004

	March 31	June 30	September 30		December 31

Total Revenues	$11,697	$12,429	$13,517		$13,151
Gross Profit	6,687	7,644	9,018		8,996
Income from operations	2,045	2,561	3,214	(1)	3,365
Net income	1,833	2,299	3,072		3,276
Basic net income per share	0.05	0.06	0.08		0.09
Diluted net income per share	0.05	0.06	0.08		0.08
      The four quarters for net income (loss) per share may not add for the year because of the different number of shares outstanding during the year.

(1)	Corillian recorded an impairment charge of approximately $491 during the quarter ended September 30, 2004.