Form 10-Q
period 2005-03-31
CORILLIAN CORP
filed 2005-05-10
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29291

CORILLIAN CORPORATION

(Exact name of registrant as specified in its charter)

OREGON	91-1795219

(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3400 NW John Olsen Place Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2005 was 38,922,799 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II Other Information

Item 6. Exhibits

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORILLIAN CORPORATION

Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31,	December 31,
	2005	2004 (1)
Assets
Current assets:
Cash and cash equivalents	$31,126	$29,200
Short-term investments	9,750	10,150
Accounts receivable, net	3,550	8,218
Revenue in excess of billings	1,013	1,363
Other current assets	1,412	1,902

Total current assets	46,851	50,833
Property and equipment, net	3,600	3,800
Investment in joint venture	—	128
Other assets	546	508

Total assets	$50,997	$55,269

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,315	$3,447
Deferred revenue	12,772	16,630
Current portion of long-term debt and capital lease obligations	10	296
Other current liabilities	372	1,043

Total current liabilities	16,469	21,416
Long-term debt and capital lease obligations, less current portion	—	629
Other long-term liabilities	585	622

Total liabilities	17,054	22,667

Shareholders’ equity:
Common stock	130,656	129,969
Accumulated other comprehensive income	61	61
Accumulated deficit	(96,774)	(97,428)

Total shareholders’ equity	33,943	32,602

Total liabilities and shareholders’ equity	$50,997	$55,269

(1)	Derived from Corillian’s audited consolidated financial statements as of December 31, 2004.

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended
	March 31,
	2005	2004
Revenues	$11,236	$11,697
Cost of revenues	4,359	5,010

Gross profit	6,877	6,687

Operating expenses:
Sales and marketing	1,770	1,687
Research and development	2,622	1,391
General and administrative	1,913	1,564

Total operating expenses	6,305	4,642

Income from operations	572	2,045
Other income (expense), net	95	(172)

Net income before income taxes	667	1,873
Income taxes	13	40

Net income	$654	$1,833

Basic net income per share	$0.02	$0.05
Diluted net income per share	$0.02	$0.05
Shares used in computing basic net income per share	38,717	37,154
Shares used in computing diluted net income per share	40,195	40,510

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Three-Month Period Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$654	$1,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	373	695
Equity in losses of joint venture	128	210
(Recovery of) provision for bad debts	(1)	7
(Gain) loss on sale of assets	(8)	2
Income tax benefit of equity transactions	10	—

Changes in operating assets and liabilities:
Accounts receivable	4,670	1,409
Revenue in excess of billings	350	478
Other current and long-term assets	452	20
Accounts payable and accrued liabilities	(132)	(396)
Deferred revenue and other current and long-term liabilities	(4,566)	(1,464)

Net cash provided by operating activities	1,930	2,794

Cash flows from investing activities:
Purchase of property and equipment	(173)	(131)
Proceeds from the sale of property and equipment	8	—
Purchases of available-for-sale investments	(1,650)	(10,000)
Proceeds from the sales of available-for-sale investments	2,050	10,300
Purchases of held-to-maturity investments	—	(601)
Proceeds from the maturities of held-to-maturity investments	—	601

Net cash provided by investing activities	235	169

Cash flows from financing activities:
Proceeds from the issuance of common stock	677	701
Repayments of long-term borrowings	(911)	(457)
Principal payments on capital lease obligations	(4)	(12)

Net cash (used in) provided by financing activities	(238)	232

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	—

Increase in cash and cash equivalents	1,926	3,195
Cash and cash equivalents at beginning of period	29,200	16,943

Cash and cash equivalents at end of period	$31,126	$20,138

See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Corillian Corporation and subsidiaries have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Corillian’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     The preparation of condensed consolidated financial statements requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Corillian evaluates its estimates, including those related to software revenue recognition, accrual for contracts in a loss position, allowance for doubtful accounts and the valuation allowance for deferred tax assets. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(2) Principles of Consolidation

     The unaudited condensed consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd. and Corillian South Asia Sdn Bhd. All intercompany balances and transactions have been eliminated in consolidation.

(3) Reclassification

     Certain reclassifications have been made to the condensed consolidated financial statements for the three-month period ended March 31, 2004 in order to conform to the three-month period ended March 31, 2005 presentation. Such reclassifications had no effect on previously reported net income, liquidity or cash flows from operations.

     In the current period, Corillian reclassified balances for the three-month period ended March 31, 2004, related to auction rate securities, totaling $9.0 million, from cash equivalents to short-term investments. This reclassification affected the presentation of the cash flows statement for the three-months ended March 31, 2004.

(4) Revenue Recognition

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

     Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the renewal rate. Corillian allocates revenue to these elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

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

     In certain arrangements, Corillian may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement. In arrangements where Corillian is providing customized functionality on a best efforts basis, Corillian generally recognizes revenues as services are performed. Arrangements where customers fund expedited development of software products are accounted for as funded research and development. In arrangements where Corillian retains and reserves title and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense.

(5) Concentration of Business and Credit Risk

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

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of March 31, 2005, three customers individually accounted for 14%, 11% and 10% of consolidated accounts receivable. Two customers individually accounted for 28% and 22% of Corillian’s consolidated revenue in excess of billing balance as of March 31, 2005.

     As of December 31, 2004, four customers individually accounted for 24%, 15%, 13% and 13% of consolidated accounts receivable. One customer accounted for 49% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2004.

     Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.

(6) Comprehensive Income

     Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments have been reported in comprehensive income (loss) for Corillian. All other amounts have not been material to Corillian’s financial position or results of operations.

(7) Supplemental Disclosures of Cash Flow Information

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
	(in thousands)
Cash paid during the period for:
Interest	$10	$34
Taxes	40	6

(8) Deferred Stock-Based Compensation

     At March 31, 2005, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date a stock option is granted if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FIN No. 28.

     The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
	(in thousands, except per share data)
Net income, as reported	$654	$1,833

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(469)	(693)

Pro forma net income	$185	$1,140

Net income per share:
Basic — as reported	$0.02	$0.05
Diluted — as reported	$0.02	$0.05

Basic — pro forma	$—	$0.03
Diluted — pro forma	$—	$0.03

(9) Net Income Per Share

     Corillian computes net income per share in accordance with Statement No. 128, Earnings Per

Share. Under the provisions of Statement No. 128, basic net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and potential dilutive common shares outstanding during the period.

     The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
	(in thousands)
Shares for basic net income per share:
Weighted-average common shares outstanding	38,717	37,154

Effect of dilutive securities:
Stock options and employee stock purchase plan	1,478	3,356

Shares for diluted net income per share	40,195	40,510

     The following shares issuable under stock options were excluded from dilutive shares under the treasury stock method as the exercise price of the stock options exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
	(in thousands)
Shares issuable under stock options	1,983	1,162

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

     (a) Geographic Information

     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Direct operating expenses related to Corillian’s international operations were insignificant for the three-month periods ended March 31, 2005 and 2004.

     Corillian’s international operations generated a total of approximately $222,000 and $176,000 of its consolidated revenues during the three-month periods ended March 31, 2005 and 2004, respectively. Domestic and international revenues were 98% and 2% of total revenues, respectively, for each of the three-month periods ended March 31, 2005 and 2004.

     Geographic revenue information for the three-month periods ended March 31, 2005 and 2004 are presented below.

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
	(in thousands)
Revenues from:
United States	$11,014	$11,521
All foreign countries	222	176

	$11,236	$11,697

     (b) Revenues

     Corillian’s chief decision-maker monitors the revenue streams of licenses and various services. There are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management has not historically made such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the accompanying condensed consolidated statement of operations.

     Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
	(in thousands)
License and professional services	$7,320	$8,520
Post-contractual support	2,918	2,476
Hosting	998	701

	$11,236	$11,697

     (c) Customer Concentration

     Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended March 31, 2005, one customers individually accounted for 15% of consolidated revenues. During the three-month period ended March 31, 2004, two customers individually accounted for 27% and 14% of consolidated revenues.

(11) Commitments and Contingencies

     (a) Litigation

     Corillian is not currently engaged in any material legal proceedings.

     (b) Long-term debt

     In November 2000 Corillian obtained a $5.0 million equipment line of credit with a financial institution. As of December 31, 2004, $911,000 was outstanding under this line of credit. In February 2005 Corillian paid off the outstanding balance under this line of credit and no further amounts are available for borrowing.

     In March 2005 Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. As of March 31, 2005, Corillian did not have an outstanding balance on this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.

(12) Acquisition

On March 31, 2005, Corillian, InteliData Technologies Corporation (Nasdaq: INTD) and Wizard Acquisition Corporation, a newly created wholly owned subsidiary of Corillian, entered into a merger agreement providing for the merger of InteliData with and into Wizard Acquisition Corporation, with Wizard Acquisition Corporation being the surviving entity as a wholly owed subsidiary of Corillian. The acquisition will be accounted for as a purchase under U.S. generally accepted accounting principles. Subject to adjustments, upon completion of the merger, each share of InteliData common stock will be converted into the right to receive $0.0844 plus 0.0954 shares Corillian common stock. The consummation of the merger is subject to the approval of InteliData’s shareholders and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including but not limited to, statements regarding industry prospects; future results of operations or position; Corillian’s expectations and beliefs regarding future revenue growth and future profits; Corillian’s strategies and intentions regarding acquisitions; the outcome of any litigation to which Corillian is a party; Corillian’s accounting and tax policies; Corillian’s future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; Corillian’s dividend policies; Corillian’s future capital requirements; and Corillian’s intentions and expectations regarding credit facilities. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” :may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described below and in greater detail in Exhibit 99.1 to this Report, Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and contained in Corillian’s press releases from time to time. You are advised to read the more detailed and thorough discussion of the following risks Corillian faces in its business contained in Exhibit 99.1 to this Report.

•	While Corillian has generated net income in each of the most recent eight fiscal quarters, Corillian has a history of losses and may incur losses in future periods if Corillian is not able to, among other things, increase its sales to new and existing customers.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of Corillian’s common stock to decline.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if Corillian loses customers or fails to add additional customers to its customer base.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Corillian may not achieve anticipated revenues if Corillian does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	Corillian’s partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage Corillian’s reputation and require Corillian to incur financial loss.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent Corillian from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	If Corillian loses key personnel, Corillian could experience reduced sales, delayed product development and diversion of management resources.

•	If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value. Recently, Corillian entered into an agreement to acquire InteliData Technologies Corporation which may be subject to these challenges. The failure to successfully integrate the two companies could have a material adverse effect on the results of operations and financial condition of the combined company.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or Internet security problems could damage Corillian’s reputation and business.

•	New technologies could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in Corillian’s customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Corillian’s products and services must interact with other vendors’ products, which may not function properly.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the Internet and the financial services industry would limit the market for Corillian’s products and services impose on Corillian liability for transmission of protected data and increase its expenses.

     Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not plan to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.

Overview

     Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, Wachovia Bank, The Huntington National Bank and SunTrust Bank.

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

     The market for new sales of Internet banking solutions continued to be challenging in 2004 and the first three months of 2005 due to various factors, including reluctance on the part of some banks to upgrade their Internet banking platforms or improve their Internet banking websites. Despite these conditions, Corillian was able to sign a significant contract in the second quarter of 2004 with Wachovia Bank. However, most of Corillian’s license revenues in 2004 and the first three months of 2005 came from sales to existing customers. Moving forward, Corillian will focus on developing additional applications to complement its market position within retail Internet banking and selling products and services to new and existing customers.

     Revenues for the three-month period ended March 31, 2005 were $11.2 million, as compared to revenues of $11.7 million for the three-month period ended March 31, 2004. The decrease in revenues was primarily due to an approximately $1.2 million decrease in license and professional services revenues recognized from ongoing project implementations as Corillian did not sign any new customers during the first quarter of 2005. This decrease was partially offset by increases in post-contractual support and hosting revenues of approximately $400,000, and $300,000, respectively, both of which were the result of significant new customers receiving maintenance and hosting services beginning in mid 2004.

     Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended March 31, 2005, one customer accounted for 15% of consolidated revenues. During the three-month period ended March 31, 2004, two customers individually accounted for 27% and 14%, respectively, of consolidated revenues.

     Gross profit as a percentage of revenues improved to 61% for the three-month period ended March 31, 2005, as compared to 57% for the three-month period ended March 31, 2004. This increase was mainly attributable to approximately $500,000 in research and development expenses being allocated to cost of revenue during the three-month period ended March 31, 2004 as Corillian’s research and development personnel provided services for one of Corillian’s customers.

     Corillian reported net income of $654,000 for the three-month period ended March 31, 2005, as compared to net income of $1.8 million for the three-month period ended March 31, 2004. The decrease resulted from a decrease in revenues as well as an increase in operating expenses discussed below.

     Corillian’s overall financial position remained strong during the first three months of 2005. Corillian generated $1.9 million in net cash from operations during the three-month period ended March 31, 2005, increasing cash, cash equivalents and short-term investments to $40.9 million in total as of March 31, 2005, as compared to $39.4 million as of December 31, 2004. Working capital improved to $30.4 million as of March 31, 2005, as compared to $29.4 million as of December 31, 2004. This increase in cash, cash equivalents and short-term investments was primarily due to net income and collection of receivables during the quarter offset by recognition of deferred revenue. In February 2005 Corillian paid off the remaining balance of its long-term debt.

     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has an accumulated deficit of approximately $96.8 million as of March 31, 2005. Corillian’s limited operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues are not necessarily indicative of its future performance.

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

     Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, including accruals for contracts in a loss position and income taxes. Corillian’s policy and related procedures for software revenue recognition and income taxes are summarized below.

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

     Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the renewal rate. Corillian allocates revenue to these elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and customer software engineering services recognized using contract accounting.

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

     In certain arrangements, Corillian may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement. In arrangements where Corillian is providing customized functionality on a best efforts basis, Corillian generally recognizes revenues as services are performed. Arrangements where customers fund expedited development of software products are accounted for as funded research and development. In arrangements where Corillian retains and reserves title and all ownership rights to the software products, Corillian recognizes these funds as a reduction of research and development expense.

Income Taxes

     Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. This determination was based on an evaluation of positive and negative factors including our net loss position for the three-year period ended March 31, 2005, future projections and limitations on the use of net operating losses. As of March 31, 2005 and December 31, 2004, Corillian continued to maintain a full valuation allowance on net deferred tax assets. Corillian will continue to evaluate the need for a valuation allowance in future reporting periods.

Results of Operations

Revenues

     Revenues for the three-month period ended March 31, 2005 were $11.2 million, as compared to revenues of $11.7 million for the three-month period ended March 31, 2004. This decrease of $500,000, or 4%, was mainly due to an approximately $1.2 million decrease in license and professional services revenues recognized from ongoing project implementations as Corillian did not sign any new customers during the first quarter of 2005. This decrease was partially offset by increases in post-contractual support and hosting revenues of approximately $400,000 and $300,000, respectively, both of which were the result of significant new customers receiving maintenance and hosting services beginning in mid 2004.

Cost of Revenues

     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support.

     Cost of revenues decreased from $5.0 million for the three-month period ended March 31, 2004 to $4.4 million for the three-month period ended March 31, 2005. This decrease of $600,000, or 12%, was due to approximately $500,000 of costs associated with research and development employees being allocated to cost of revenue during the three-month period ended March 31, 2004 as these employees provided services for one of Corillian’s customers during the quarter. The remaining decrease related primarily to costs associated with professional services personnel being allocated to research and development expense during the three-month period ended March 31, 2005 as these personnel worked on research and development projects during the quarter.

     Gross profit as a percentage of revenues increased from 57% for the three-month period ended March 31, 2004 to 61% for the three-month period ended March 31, 2005. This increase was mainly attributable to approximately $500,000 of research and development expenses being allocated to cost of revenue during the three-month period ended March 31, 2004 as Corillian’s research and development personnel provided services for one of Corillian’s customers.

Operating Expenses

Sales and Marketing Expenses

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities.

     Sales and marketing expenses increased from $1.7 million for the three-month period ended March 31, 2004 to $1.8 million for the three-month period ended March 31, 2005. This increase of $100,000, or 6%, was mainly due to increased consulting and commission expense during the first three months of 2005.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.

     Research and development expenses increased from $1.4 million for the three-month period ended March 31, 2004 to $2.6 million for the three-month period ended March 31, 2005. This increase of $1.2 million, or 86%, was due to approximately $500,000 of costs associated with research and development employees being allocated to cost of revenues during the three-month period ended March 31, 2004 as these employees provided services to one of Corillian’s customers during the quarter. An increase in employee costs of approximately $400,000 as headcount increased from 48 at March 31, 2004 to 62 at March 31, 2005. The remaining increase related primarily to costs associated with professional services personnel being allocated to research and development expense during the three-month period ended March 31, 2005 as these personnel worked on research and development projects during the quarter.

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

     General and administrative expenses increased from $1.6 million for the three-month period ended March 31, 2004 to $1.9 million for the three-month period ended March 31, 2005. This increase of $300,000, or 19%, was due primarily to fees incurred in the first three months of 2005 related to Sarbanes-Oxley Section 404 compliance initiatives.

Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items.

     Other income (expense), net, increased from an expense of $172,000 for the three-month period ended March 31, 2004 to income of $95,000 for the three-month period ended March 31, 2005. This increase was mainly due to an approximately $200,000 increase in interest income resulting from increased cash, cash equivalent and short-term investment balances combined with higher interest rates.

Income Taxes

     Corillian expects to be profitable for the twelve-month period ended December 31, 2005, and, therefore, expects to incur an alternative minimum tax liability for this period. As a result, Corillian recorded income tax charges of $13,000 during the three-month period ended March 31, 2005, related to estimated alternative minimum taxes for these periods. Corillian recorded an income tax charge of $40,000 in the three-month period ended March 31, 2004. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made.

Liquidity and Capital Resources

     As of March 31, 2005, Corillian had $40.9 million in cash, cash equivalents and short-term investments, as compared to $39.4 million as of December 31, 2004. Cash equivalents consisted mainly of demand deposits, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consisted mainly of taxable government agency bonds with original maturities between 90 and 180 days, taxable municipal bonds and auction rate securities, with original maturities greater than one year. Although original maturities are greater than one year, Corillian classifies auction rate securities as short-term investments as they are bought and sold at par every 28 to 35 days and therefore are available for use in normal operations.

     In November 2000 Corillian obtained a $5.0 million equipment line of credit with a financial institution. As of December 31, 2004, $911,000 was outstanding under this line of credit. In February 2005 Corillian paid off the outstanding balance under this line of credit and no further amounts are available for borrowing.

     In March 2005 Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. As of March 31, 2005, Corillian did not have an outstanding balance on this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.

     Net cash provided by operating activities was $1.9 million and $2.8 million during the three-month periods ended March 31, 2005 and 2004, respectively. Net income, after adjustment for non-cash items such as depreciation, amortization and equity losses on the Synoran investment, decreased by $1.6 million in the three-month period ended March 31, 2005 over the three-month period ended March 31, 2004. Various other items affected Corillian’s cash provided by operating activities, contributing to and offsetting the $900,000 decrease in cash flows from operations noted above. Corillian’s cash provided by operating activities increased as accounts receivable decreased by $4.7 million and $1.4 million during the three-month periods ended March 31, 2005 and 2004, respectively, due to timing of billings and receipt of payments on large sales. This increase was partially offset by $4.6 million and $1.5 million decreases in deferred revenue during the three-month period ended March 31, 2005 and 2004, respectively, due to timing of billings on large sales in relation to the period the revenue was recognized.

     Net cash provided by investing activities was $235,000 and $169,000 for the three-month periods ended March 31, 2005 and 2004, respectively. During the three-month period ended March 31, 2005 net cash provided by investing activities consisted primarily of net maturities of short-term investments of $400,000 and purchases of property and equipment of $173,000. During the three-month period ended March 31, 2004, net cash provided by investing activities consisted of net maturities of short-term investments of $300,000 and purchases of property and equipment of $131,000.

     Net cash used in financing activities was $238,000 for the three-month period ended March 31, 2005. Net cash provided by financing activities was $232,000 for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2005, net cash used in financing activities consisted of $915,000 in repayments of long-term borrowings and capital lease obligations, which was offset, in part, by $677,000 in proceeds received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans. Net cash provided by financing activities during the three-month period ended March 31, 2004 consisted primarily of $701,000 received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans, which was offset, in part, by repayments on long-term borrowings and capital lease obligations of $469,000.

     Working capital increased to $30.4 million as of March 31, 2005, as compared to $29.4 million as of December 31, 2004. This increase primarily resulted from positive cash flows from operating activities.

     Corillian had no material financial obligations as of March 31, 2005, other than its obligations under its operating and capital leases. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash, cash equivalents, and short-term investments will be sufficient to meet its working capital requirements for at least the next 12 months.

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

Interest Rate Sensitivity

     As of March 31, 2005, Corillian had $40.9 million in cash, cash equivalents and short-term investments compared to $39.4 million at December 31, 2004. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days taxable municipal bonds, auction rate securities, with original maturities ranging from greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to interest rate risks on its available-for-sale investments as these investments are bought and sold at par value.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the Evaluation Date). In designing and evaluating our disclosure controls and procedures, management recognized that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Corillian’s disclosure controls and procedures are designed to provide reasonable assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on that evaluation, Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

     (b) Changes in internal controls over financial reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting

     We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any significant deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting our business may cause us to modify these controls and procedures in the future.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 31, 2005, by and among Corillian Corporation, InteliData Technologies Corporation and Wizard Acquisition Corporation (incorporated by reference to Exhibit 2.1 of Corillian’s report on Form 8-K filed on April 1, 2005)

10.1	Nonqualified Stock Option Agreement, dated May 3, 2005 between Brian Kissell and Corillian Corporation (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 8-K filed on May 5, 2005)

10.2	Severance Agreement, dated May 3, 2005 between Corillian Corporation and Brian Kissell (incorporated by reference to Exhibit 10.2 of Corillian’s report on From 8-K filed on May 5, 2005)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2005.

CORILLIAN CORPORATION
By:	/s/ Paul K. Wilde
Paul K. Wilde
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 31, 2005, by and among Corillian Corporation, InteliData Technologies Corporation and Wizard Acquisition Corporation (incorporated by reference to Exhibit 2.1 of Corillian’s report on Form 8-K filed on April 1, 2005)

10.1	Nonqualified Stock Option Agreement, dated May 3, 2005 between Brian Kissell and Corillian Corporation (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 8-K filed on May 5, 2005)

10.2	Severance Agreement, dated May 3, 2005 between Corillian Corporation and Brian Kissell (incorporated by reference to Exhibit 10.2 of Corillian’s report on From 8-K filed on May 5, 2005)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors