Form 10-Q
period 2005-06-30
CORILLIAN CORP
filed 2005-08-09
CIK 1041403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2005 was 39,076,591 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I	Financial Information

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 6.	Exhibits

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30,	December 31,
	2005	2004 (1)
Assets
Current assets:
Cash and cash equivalents	$28,100	$29,200
Short-term investments	10,750	10,150
Accounts receivable, net	7,891	8,218
Revenue in excess of billings	1,325	1,363
Other current assets	2,214	1,902

Total current assets	50,280	50,833
Property and equipment, net	3,520	3,800
Investment in joint venture	—	128
Other assets	869	508

Total assets	$54,669	$55,269

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,567	$3,447
Deferred revenue	12,552	16,630
Current portion of long-term debt and capital lease obligations	8	296
Other current liabilities	888	1,043

Total current liabilities	18,015	21,416
Long-term debt and capital lease obligations, less current portion	—	629
Other long-term liabilities	548	622

Total liabilities	18,563	22,667

Shareholders’ equity:
Common stock	130,721	129,969
Accumulated other comprehensive income	61	61
Accumulated deficit	(94,676)	(97,428)

Total shareholders’ equity	36,106	32,602

Total liabilities and shareholders’ equity	$54,669	$55,269

(1)	Derived from Corillian’s audited consolidated financial statements as of December 31, 2004.
See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	$12,287	$12,429	$23,523	$24,126
Cost of revenues	4,151	4,785	8,510	9,795

Gross profit	8,136	7,644	15,013	14,331

Operating expenses:
Sales and marketing	1,719	1,825	3,489	3,512
Research and development	2,607	1,587	5,229	2,978
General and administrative	1,942	1,671	3,855	3,235

Total operating expenses	6,268	5,083	12,573	9,725

Income from operations	1,868	2,561	2,440	4,606
Other income (expense), net	280	(212)	375	(384)

Net income before income taxes	2,148	2,349	2,815	4,222
Income taxes	50	50	63	90

Net income	$2,098	$2,299	$2,752	$4,132

Basic net income per share	$0.05	$0.06	$0.07	$0.11
Diluted net income per share	$0.05	$0.06	$0.07	$0.10
Shares used in computing basic net income per share	38,935	37,499	38,827	37,327
Shares used in computing diluted net income per share	40,051	40,198	40,151	40,423
See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Six-Month Period Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,752	$4,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	726	1,335
Equity in losses of joint venture	128	445
(Recovery of) provision for bad debts	(1)	8
(Gain) loss on sale of assets	(8)	2
Income tax benefit of equity transactions	15	45

Changes in operating assets and liabilities:
Accounts receivable	329	3,552
Revenue in excess of billings	38	(504)
Other current and long-term assets	(673)	(967)
Accounts payable and accrued liabilities	1,120	49
Deferred revenue and other current and long-term liabilities	(4,307)	2,706

Net cash provided by operating activities	119	10,803

Cash flows from investing activities:
Purchase of property and equipment	(446)	(430)
Proceeds from the sale of property and equipment	8	—
Purchases of available-for-sale investments	(2,650)	(11,000)
Proceeds from the sales of available-for-sale investments	2,050	13,300
Purchases of held-to-maturity investments	—	(1,201)
Proceeds from the maturities of held-to-maturity investments	—	1,202

Net cash (used in) provided by investing activities	(1,038)	1,871

Cash flows from financing activities:
Proceeds from the issuance of common stock	737	1,076
Repayments of long-term borrowings	(911)	(826)
Principal payments on capital lease obligations	(6)	(14)

Net cash (used in) provided by financing activities	(180)	236

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	1

(Decrease) Increase in cash and cash equivalents	(1,100)	12,911
Cash and cash equivalents at beginning of period	29,200	16,943

Cash and cash equivalents at end of period	$28,100	$29,854

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
     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods, except for a $0.3 million out of period adjustment related to employee benefit costs which resulted in a decrease in net income in the current period. The adjustment should have been recorded in a prior period, but Corillian believes the amount to be immaterial to both the current fiscal year and prior periods. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
(3) Reclassification
     Certain reclassifications have been made to the condensed consolidated financial statements for the six-month period ended June 30, 2004 in order to conform to the six-month period ended June 30, 2005 presentation. Such reclassifications had no effect on previously reported net income, liquidity or cash flows from operations.
     In the current period, Corillian reclassified balances for the six-month period ended June 30, 2004, related to auction rate securities, totaling $7.0 million, from cash equivalents to short-term investments. This reclassification affected the presentation of the cash flows statement for the six-months ended June 30, 2004.
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
     Percentage-of-completion is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonably dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimated.
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
     Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended June 30, 2005, two customers individually accounted for 18% and 10% of consolidated revenues, as compared to two customers individually accounting for 23% and 11% for the three-month period ended June 30, 2004. During the six-month period ended June 30, 2005, one customer accounted for 17% of consolidated revenues, as compared to two customers individually accounting for 25% and 13% of consolidated revenues for the six-month period ended June 30, 2004.
     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of June 30, 2005, two customers individually accounted for 24% and 15% of consolidated accounts receivable and three customers individually accounted for 42%, 13% and 12% of consolidated revenues in excess of billings.
     As of December 31, 2004, four customers individually accounted for 24%, 15%, 13% and 13% of consolidated accounts receivable and one customer accounted for 49% of consolidated revenues in excess of billings.
     Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-

term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.
(6) Comprehensive Income
     Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments have been reported in comprehensive income (loss) for Corillian. All other amounts have not been material to Corillian’s financial position or results of operations.
(7) Supplemental Disclosures of Cash Flow Information

	For the Six-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Cash paid during the period for:
Interest	$14	$64
Taxes	15	66
(8) Deferred Stock-Based Compensation
     At June 30, 2005, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date a stock option is granted if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FIN No. 28.
     In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for annual and interim periods beginning after January 1, 2006. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Corillian. Corillian has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(in thousands, except per share data)
Net income, as reported	$2,098	$2,299	$2,752	$4,132

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(480)	(526)	(949)	(1,237)

Pro forma net income	$1,618	$1,773	$1,803	$2,895

Net income per share:
Basic — as reported	$0.05	$0.06	$0.07	$0.11
Diluted — as reported	$0.05	$0.06	$0.07	$0.10

Basic — pro forma	$0.04	$0.05	$0.05	$0.08
Diluted — pro forma	$0.04	$0.04	$0.05	$0.07
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
     The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(in thousands)
Shares for basic net income per share:
Weighted-average common shares outstanding	38,935	37,499	38,827	37,327

Effect of dilutive securities:
Stock options and employee stock purchase plan	1,116	2,699	1,324	3,096

Shares for diluted net income per share	40,051	40,198	40,151	40,423

     The following shares issuable under stock options were excluded from dilutive shares under the treasury stock method as the exercise price of the stock options exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
Shares issuable under stock options	2,242	1,225	1,966	1,213

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
     (a) Geographic Information
          Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Direct operating expenses related to Corillian’s international operations were insignificant for the three-month and six-month periods ended June 30, 2005 and 2004, respectively.
          Consolidated revenues generated from Corillian’s international operations increased $33,000, or 17%, to $226,000 for the three-month period ended June 30, 2005, as compared to $193,000 for the three-month period ended June 30, 2004. Consolidated revenues generated from Corillian’s international operations increased $24,000, or 7%, to $393,000 for the six-month period ended June 30, 2005, as compared to $369,000 for the six-month period ended June 30, 2004. Domestic and international revenues were 98% and 2% of total revenues for the three and six-month periods ended June 30, 2005 and 2004, respectively.
          Geographic revenue information for the three and six-month periods ended June 30, 2005 and 2004 is presented below:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(in thousands)
Revenues from:
United States	$12,061	$12,236	$23,130	$23,757
All foreign countries	226	193	393	369

	$12,287	$12,429	$23,523	$24,126

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
          Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
License and professional services	$8,137	$8,599	$15,457	$17,119
Post-contractual support	3,240	2,809	6,158	5,285
Hosting	910	1,021	1,908	1,722

	$12,287	$12,429	$23,523	$24,126

     (c) Customer Concentration
          Corillian continues to experience a high degree of customer concentration during some fiscal periods. During the three-month period ended June 30, 2005, two customers individually accounted for 18% and 10% of consolidated revenues. During the three-month period ended June 30, 2004, two customers individually accounted for 23% and 11% of consolidated revenues. During the six-month period ended June 30, 2005, one customer accounted for 17% of consolidated revenues. During the six-month period ended June 30, 2004, two customers individually accounted for 25% and 13% of consolidated revenues.
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
          In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. As of June 30, 2005, Corillian did not have an outstanding balance on this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.
(12) Acquisitions
     On March 31, 2005, Corillian, InteliData Technologies Corporation (Nasdaq: INTD) and Wizard Acquisition Corporation, a newly created wholly-owned subsidiary of Corillian, entered into a merger agreement providing for the merger of InteliData with and into Wizard Acquisition Corporation, with Wizard Acquisition Corporation being the surviving entity as a wholly-owned subsidiary of Corillian. The acquisition will be accounted for as a purchase under U.S. generally accepted accounting principles. Upon completion of the merger, Corillian will issue an aggregate of 4,918,032 shares of its common stock and pay an estimated aggregate of $4.3 million in cash, in exchange for all of the outstanding shares of InteliData common stock. The consummation of the merger is subject to the approval of InteliData’s shareholders and other customary closing conditions. The Annual Meeting of Stockholders of InteliData Technologies Corporation will be held on August 18, 2005 at which time the InteliData stockholders will be asked to adopt the Agreement and Plan of Merger and to approve the transactions contemplated thereby. The merger is expected to close promptly following approval by the InteliData stockholders, subject to satisfaction of the other closing conditions.
(13)  Subsequent Events
     On August 5, 2005, Corillian and qbt Systems, Inc., a company that provides products and services related to Corillian’s business, entered into a merger agreement providing for the merger of qbt with and into a wholly-owned subsidiary of Corillian’s, with qbt being the surviving entity as a wholly-owned subsidiary of Corillian, followed by the merger of qbt with the limited liability company being the surviving entity as a wholly-owned subsidiary of Corillian. Pursuant to the Agreement, on August 8, 2005, the merger was consummated and qbt became a wholly-owned subsidiary of Corillian. In consideration of the acquisition, the agreement provides for the payment of 649,785 unregistered shares of Corillian’s common stock and $3.2 million in cash to the shareholders of qbt, for an aggregate purchase price of $5.3 million. The acquisition will be accounted for as a purchase under U.S. generally accepted accounting principles.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including but not limited to, statements regarding industry prospects; future results of operations or position; Corillian’s expectations and beliefs regarding future revenue growth and future profits; Corillian’s strategies, expectations and intentions regarding acquisitions; the outcome of any litigation to which Corillian is a party; Corillian’s accounting and tax policies; Corillian’s future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; Corillian’s dividend policies; Corillian’s future capital requirements; and Corillian’s intentions and expectations regarding credit facilities. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described below and in greater detail in Exhibit 99.1 to this Report, Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and contained in Corillian’s press releases from time to time. You are advised to read the more detailed and thorough discussion of the following risks Corillian faces in its business contained in Exhibit 99.1 to this Report.
•	While Corillian has generated net income in each of the most recent eight fiscal quarters, Corillian has a history of losses and may incur losses in future periods if Corillian is not able to, among other things, increase its sales to new and existing customers.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of Corillian’s common stock to decline.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if Corillian loses customers or fails to add additional customers to its customer base.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Corillian may not achieve anticipated revenues if Corillian does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	Corillian’s partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage Corillian’s reputation and require Corillian to incur financial loss.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent Corillian from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	If Corillian loses key personnel, Corillian could experience reduced sales, delayed product development and diversion of management resources.

•	If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value. Recently, Corillian acquired qbt Systems, Inc. and entered into an agreement to acquire InteliData Technologies Corporation, and both of these acquisitions may be subject to these challenges. In addition, InteliData has reported internal control deficiencies without a clear plan to correct those deficiencies and qbt has not been subject to the internal control standards of a public company. The failure to successfully integrate the two companies, and timely and cost effectively implement appropriate internal controls and procedures, could have a material adverse effect on the results of operations and financial condition of the combined companies.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or Internet security problems could damage Corillian’s reputation and business.

•	New technologies could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in Corillian’s customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Corillian’s products and services must interact with other vendors’ products, which may not function properly.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the Internet and the financial services industry would limit the market for Corillian’s products and services impose on Corillian liability for transmission of protected data and increase its expenses.
     Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not plan to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.

Overview
     Corillian is a leading provider of solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, Wachovia Bank, The Huntington National Bank, Capital One and SunTrust Bank.
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
     The market for new sales of Internet banking solutions continued to be challenging in 2004 and the first six months of 2005 due to various factors, including reluctance on the part of some banks to upgrade their Internet banking platforms or improve their Internet banking websites. Despite these conditions, Corillian was able to sign a significant contract in the second quarter of 2005 with a major financial institution. However, the majority of the related revenues have been deferred and will be recognized in the second half of 2005 as implementation progresses. Most of Corillian’s license revenues for the three and six-month periods ended June 30, 2005 and 2004 came from sales to existing customers. Moving forward, Corillian will continue to focus on developing additional applications to complement its market position within retail Internet banking and selling products and services to new and existing customers.
     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has an accumulated deficit of approximately $94.7 million as of June 30, 2005. Corillian’s operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues are not necessarily indicative of its future performance.
     On March 31, 2005, Corillian, InteliData Technologies Corporation (Nasdaq: INTD) and Wizard Acquisition Corporation, a newly created wholly-owned subsidiary of Corillian, entered into a merger agreement providing for the merger of InteliData with and into Wizard Acquisition Corporation, with Wizard Acquisition Corporation being the surviving entity as a wholly-owned subsidiary of Corillian. The acquisition will be accounted for as a purchase under U.S. generally accepted accounting principles. Upon completion of the merger, Corillian will issue an aggregate of 4,918,032 shares of its common stock and pay an estimated aggregate of $4.3 million in cash, in exchange for all of the outstanding shares of InteliData common stock. The consummation of the merger is subject to the approval of InteliData’s shareholders and other customary closing conditions. The Annual Meeting of Stockholders of InteliData Technologies Corporation will be held on August 18, 2005 at which time the InteliData stockholders will be asked to adopt the Agreement and Plan of Merger and to approve the transactions contemplated thereby. The merger is expected to close promptly following approval by the InteliData stockholders, subject to satisfaction of the other closing conditions. We believe the acquisition will allow us to significantly expand our bill payment warehousing services.
     On August 5, 2005, Corillian and qbt Systems, Inc., a company that provides products and services related to Corillian’s business, entered into a merger agreement providing for the merger of qbt with and into a wholly-owned subsidiary of Corillian’s, with qbt being the surviving entity as a wholly-owned subsidiary of Corillian, followed by the merger of qbt with and into a single member limited liability company that is wholly-owned by Corillian, with the limited liability company being the surviving entity as a wholly-owned subsidiary of Corillian. Pursuant to the Agreement, on August 8, 2005, the merger was consummated and qbt became a wholly-owned subsidiary of Corillian. In consideration of the acquisition, the agreement provides for the payment of 649,785 unregistered shares of Corillian’s common stock and $3.2 million in cash to the shareholders of qbt, for an aggregate purchase price of $5.3 million. The acquisition will be accounted for as a purchase under U.S. generally accepted accounting principles. We believe the addition of qbt Systems will expand our expertise in delivering seamless, realtime integration to many different systems in the industry.
Critical Accounting Policies and Estimates
     We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005.

Results of Operations
Revenues
      Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting.
     Revenues decreased approximately $100,000, or 1%, to $12.3 million for the three-month period ended June 30, 2005, as compared to $12.4 million for three-month period ended June 30, 2004. The slight decrease was primarily due to decreases in license and professional services and hosting revenues of $462,000 and $111,000, respectively, for the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004. The decreases in license and professional service and hosting revenues were partially offset by an increase in post-contractual support revenues of $431,000, which was the result of a significant new customer receiving maintenance services beginning in mid 2004.
     Revenues decreased approximately $600,000, or 2%, to $23.5 million for the six-month period ended June 30, 2005, as compared to $24.1 million for the six-month period ended June 30, 2004. The slight decrease in revenues was primarily due to a decrease in license and professional services of approximately $1.7 million for the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004. The decrease in license and professional services revenues was partially offset by increases in post-contractual support and hosting revenues of approximately $900,000 and $200,000, respectively, both of which increased as a result of two new significant customers receiving services for the full six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004.
Cost of Revenues
     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support.
     Cost of revenues decreased approximately $600,000, or 13%, to $4.2 million for the three-month period ended June 30, 2005, as compared to $4.8 million for the three-month period ended June 30, 2004. Cost of revenues decreased $1.3 million, or 13%, to $8.5 million for the six-month period ended June 30, 2005, as compared to $9.8 million for the six-month period ended June 30, 2004. The decrease in cost of revenues during both the three and six-month periods ended June 30, 2005, as compared to the three and six-month periods ended June 30, 2004, was primarily attributable to approximately $500,000 and $900,000 in research and development expenses being allocated to cost of revenues for the three and six-month periods ended June 30, 2004, respectively, as Corillian’s research and development personnel provided services for one of Corillian’s customers.
     Gross profit as a percentage of revenues was 66% for the three-month period ended June 30, 2005, as compared to 62% for the three-month period ended June 30, 2004. Gross profit as a percentage of revenues was 64% for the six-month period ended June 30, 2005, as compared to 59% for the six-month period ended June 30, 2004. Consistent with the decrease in cost of revenues, the increase in gross profit as a percentage of revenues was due to Corillian’s research and development personnel providing services for one of Corillian’s customers for the three and six-month periods ended June 30, 2004.
Operating Expenses

Sales and Marketing Expenses
     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities.
     Sales and marketing expenses decreased approximately $100,000, or 6%, to $1.7 million for the three-month period ended June 30, 2005, as compared to $1.8 million for the three-month period ended June 30, 2004. Sales and marketing expenses remained constant at $3.5 million for the six-month periods ended June 30, 2005 and 2004. The decrease for the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, was primarily due to a decrease in consulting expenses related to product development of the Corillian Consumer Banking application.
Research and Development Expenses
     Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.
     Research and development expenses increased approximately $1.0 million, or 63%, to $2.6 million for the three-month period ended June 30, 2005, as compared to $1.6 million for the three-month period ended June 30, 2004. The increase was due to approximately $500,000 of costs associated with research and development employees being allocated to cost of revenues during the three-month period ended June 30, 2004, as these employees provided services to one of Corillian’s customers during the respective period. The remaining increase related to an increase in salaries, wages and other employee related costs due to headcount increasing to 65 at June 30, 2005, as compared to 49 at June 30, 2004.
     Research and development expenses increased approximately $2.2 million, or 73%, to $5.2 million for the six-month period ended June 30, 2005, as compared to $3.0 million for the six-month period ended June 30, 2004. The increase was due to approximately $900,000 of costs associated with research and development employees being allocated to cost of revenues during the six-month period ended June 30, 2004, as these employees provided services to one of Corillian’s customers during the respective period. An increase of approximately $400,000 due to cost associated with professional services personnel being allocated to research and development expense during the six-month period ended June 30, 2005, as these personnel worked on research and development projects during the respective period. The remaining increase related to salaries, wages and other employee related costs due to headcount increasing to 65 at June 30, 2005, as compared to 49 at June 30, 2004.
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
     General and administrative expenses increased approximately $200,000, or 12%, to $1.9 million for the three-month period ended June 30, 2005, as compared to $1.7 million for the three-month period ended June 30, 2004. The increase was primarily due to increases in salaries, wages and other employee related costs due to headcount, increasing to 36 at June 30, 2005, as compared to 30 at June 30, 2004.
General and administrative expenses increased approximately $700,000, or 22%, to $3.9 million for the six-month period ended June 30, 2005, as compared to $3.2 million for the six-month period ended June 30, 2004. The increase, in part, was due to additional accounting fees of $133,000 related to Sarbanes-Oxley compliance initiatives. The remaining increase was primarily due to salaries, wages and other employee related costs due to headcount increasing to 36 at June 30, 2005, as compared to 30 at June 30, 2004.
     Corillian’s net income decreased approximately $200,000, or 9%, to $2.1 million for the three-month period ended June 30, 2005, as compared to $2.3 million for the three-month period ended June 30, 2004. Corillian’s net income decreased approximately $1.3 million, or 32%, to $2.8 million for the six-month period ended June 30, 2005, as compared to $4.1 million for the six-month period ended June 30, 2004. Included in net income for the six-month period ended June 30, 2005 was a $0.3 million out of period adjustment related to employee benefit costs which resulted in a decrease in net income in the current period. The adjustment should have been recorded in a prior period, but Corillian believes the amount to be immaterial to both the current fiscal year and prior periods.
Other Income (Expense), Net
     Other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term investments, gains and losses recognized upon sale of Corillian’s assets, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items.
     Other income (expense), net, increased $492,000 to income of $280,000 for the three-month period ended June 30, 2005, as compared to expense of $212,000 for the three-month period ended June 30, 2004. The increase was due to a decrease of $236,000 in the amount of loss taken in Corillian’s proportionate share of Synoran LLC’s net loss during the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004. The remaining increase was primarily due to an increase of $212,000 in interest income as Corillian increased cash and short-term investments and received higher interest rates on short-term investments for the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004.
     Other income (expense), net, increased $759,000 to income of $375,000 for the six-month period ended June 30, 2005, as compared to expense of $384,000 for the six-month period ended June 30, 2004. The increase was due to a decrease of $318,000 in the amount of loss taken in Corillian’s proportionate share of Synoran LLC’s net loss during the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004. The remaining increase was primarily due to an increase of $372,000 in interest income as Corillian increased cash and short-term investments and received higher interest rates on short-term investments for the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004.
Income Taxes
     Corillian expects to be profitable for the twelve-month period ended December 31, 2005, and, therefore, expects to incur an alternative minimum tax liability for this period. As a result, Corillian recorded income tax charges of $50,000 and $63,000 during the three and six-month periods ended June 30, 2005, respectively, related to estimated alternative minimum taxes for these periods. Corillian recorded an income tax charge of $50,000 and $90,000 during the three and six-month periods ended June 30, 2004, respectively. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made.
Liquidity and Capital Resources
     As of June 30, 2005, Corillian had $38.9 million in cash, cash equivalents and short-term investments, as compared to $39.4 million as of December 31, 2004. Cash equivalents consisted mainly of demand deposits, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consisted mainly of taxable government agency bonds with original maturities between 90 and 180 days, taxable municipal bonds and auction rate securities, with original maturities greater than one year. Although original maturities are greater than one year, Corillian classifies auction rate securities as short-term investments as they are bought and sold at par every 28 to 35 days and therefore are available for use in normal operations.
     In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. As of December 31, 2004, $911,000 was outstanding under this line of credit. In February 2005 Corillian paid off the outstanding balance under this line of credit and no further amounts are available for borrowing.
     In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. As of June 30, 2005, Corillian did not have an outstanding balance on this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.
     Net cash provided by operating activities was $119,000 for the six-months ended June 30, 2005, as compared to $10.8 million for the six-months ended June 30, 2004. Net income, adjusted to add back the effects of non-cash items such as depreciation, amortization and equity losses on the Synoran investment, decreased by $2.4 million for the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004. Various other items affected Corillian’s cash provided by operating activities, contributing to and offsetting the $10.7 million decrease in net operating activities noted above. Corillian's cash provided by operating activities decreased as deferred revenue decreased $4.3 million for the six-month period ended June 30, 2005, as compared to an increase of $2.7 million for the six-month period ended June 30, 2004. These changes were primarily due to the timing of billings on large sales in relation to the period revenue was recognized. The decrease in cash provided by operating activities due to deferred revenue was partially offset by a decrease in accounts receivable of $329,000 for the six-month period ended June 30, 2005, as compared to a decrease of $3.6 million for the six-month period ended June 30, 2004. The decrease is due to the timing of billings and receipt of payments on large sales.
     Net cash used in investing activities was $1.0 million for the six-months ended June 30, 2005. Net cash provided by investing activities was $1.9 million for the six-months ended June 30, 2004. During the six-month period ended June 30, 2005 net cash used by investing activities consisted primarily of net purchases of short-term investments of $600,000 and purchases of property and equipment of $446,000. During the six-month period ended June 30, 2004, net cash provided by investing activities consisted of net proceeds from the sales of short-term investments of $2.3 million and purchases of property and equipment of $430,000.
     Net cash used in financing activities was $180,000 for the six-month period ended June 30, 2005. Net cash provided by financing activities was $236,000 for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2005, net cash used in financing activities consisted of $917,000 in repayments of long-term borrowings and capital lease obligations, which was offset, in part, by $737,000 in proceeds received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans. Net cash provided by financing activities during the six-month period ended June 30, 2004 consisted primarily of $1.1 million received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans, which was offset, in part, by repayments on long-term borrowings and capital lease obligations of $840,000.
     Working capital increased to $32.3 million as of June 30, 2005, as compared to $29.4 million as of December 31, 2004. The increase was primarily due to a decrease in the deferred revenue balance of $4.0 million to $12.6 million at June 30, 2005, as compared to $16.6 million at December 31, 2004.
     Corillian had no material financial obligations as of June 30, 2005, other than its obligations under its operating lease. However, due to the acquisition of qbt Systems Inc. closing on August 8, 2005, Corillian became obligated to pay $3.2 million in cash to the shareholders of qbt as of such closing date. Additionally, if the merger with InteliData is consummated, Corillian will be obligated to pay an estimated $4.3 million in cash consideration to the shareholders of IntliData. Further capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash, cash equivalents, and short-term investments will be sufficient to meet its working capital requirements for at least the next 12 months.

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
Interest Rate Sensitivity
     As of June 30, 2005, Corillian had $38.9 million in cash, cash equivalents and short-term investments compared to $39.4 million at December 31, 2004. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days taxable municipal bonds, auction rate securities, with original maturities ranging from greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to interest rate risks on its available-for-sale investments as these investments are bought and sold at par value. Corillian’s short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. Corillian manages this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect our interest income that is generated from our short-term investments. If interest rates increase or decrease equally during 2005, by a total of one percent, Corillian’s interest income would increase or decrease by approximately $150,000, respectively. In 2005, Corillian may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2005.

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