Form 10-Q
period 2005-09-30
CORILLIAN CORP
filed 2005-11-09
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(503) 629-3300
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2005 was 44,672,164 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I		Financial Information

	Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II		Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Item 6.	Exhibits

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30,	December 31,
	2005	2004 (1)
Assets

Current assets:
Cash and cash equivalents	$16,543	$29,200
Short-term investments	10,750	10,150
Accounts receivable, net	7,437	8,218
Revenue in excess of billings	2,670	1,363
Other current assets	2,921	1,902

Total current assets	40,321	50,833

Property and equipment, net	3,796	3,800
Intangible assets, net	4,279	—
Goodwill	26,850	—
Investment in joint venture	—	128
Other assets	1,232	508

Total assets	$76,478	$55,269

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$7,217	$3,447
Deferred revenue	12,633	16,630
Current portion of long-term debt and capital lease obligations	5	296
Other current liabilities	1,152	1,043

Total current liabilities	21,007	21,416
Long-term debt and capital lease obligations, less current portion	—	629
Other long-term liabilities	721	622

Total liabilities	21,728	22,667

Shareholders’ equity:
Common stock	149,425	129,969
Accumulated other comprehensive income	61	61
Accumulated deficit	(94,736)	(97,428)

Total shareholders’ equity	54,750	32,602

Total liabilities and shareholders’ equity	$76,478	$55,269

(1)	Derived from Corillian’s audited consolidated financial statements as of December 31, 2004.
See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Revenues	$11,937	$13,517	$35,459	$37,643
Cost of revenues	5,311	4,499	13,820	14,294

Gross profit	6,626	9,018	21,639	23,349

Operating expenses:
Sales and marketing	1,964	1,846	5,452	5,358
Research and development	2,627	1,641	7,856	4,619
General and administrative	2,343	1,826	6,199	5,061
Impairment charge	—	491	—	491

Total operating expenses	6,934	5,804	19,507	15,529

(Loss) income from operations	(308)	3,214	2,132	7,820
Other income (expense), net	248	(122)	623	(506)

Net (loss) income before income taxes	(60)	3,092	2,755	7,314
Income taxes	—	20	63	110

Net (loss) income	$(60)	$3,072	$2,692	$7,204

Basic net (loss) income per share	$(0.00)	$0.08	$0.07	$0.19
Diluted net (loss) income per share	$(0.00)	$0.08	$0.07	$0.18

Shares used in computing basic net income per share	41,756	37,947	39,808	37,432
Shares used in computing diluted net income per share	41,756	40,429	41,020	40,403
See accompanying notes to condensed consolidated financial statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For the Nine-Month Period Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,692	$7,204
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,115	1,824
Amortization of intangible assets	221	—
Impairment of long-lived assets	—	491
Equity in losses of joint venture	128	659
Provision for bad debts	(41)	(75)
(Loss) gain on sale of assets	(8)	2
Income tax benefit of equity transactions	18	64

Changes in operating assets and liabilities:
Accounts receivable	2,252	(196)
Revenue in excess of billings	(899)	(1,193)
Other current and long-term assets	(1,107)	(927)
Accounts payable and accrued liabilities	(3,058)	227
Deferred revenue and other current and long-term liabilities	(4,691)	(772)

Net cash (used in) provided by operating activities	(3,378)	7,308

Cash flows from investing activities:
Purchase of property and equipment	(917)	(562)
Proceeds from the sale of property and equipment	8	—
Purchases of available-for-sale investments	(2,650)	(15,200)
Proceeds from the sales of available-for-sale investments	2,050	14,400
Purchases of held-to-maturity investments	—	(1,201)
Proceeds from the maturities of held-to-maturity investments	—	1,802
Cash paid for acquisition of InteliData, net of cash acquired	(4,472)	—
Cash paid for acquisition of qbt, net of cash acquired	(3,138)	—

Net cash used in investing activities	(9,119)	(761)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,070	1,946
Registration costs associated with shares issued in business combinations	(309)	—
Repayments of long-term borrowings	(911)	(1,102)
Principal payments on capital lease obligations	(9)	(16)

Net cash (used in) provided by financing activities	(159)	828

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	2

(Decrease) increase in cash and cash equivalents	(12,657)	7,377
Cash and cash equivalents at beginning of period	29,200	16,943

Cash and cash equivalents at end of period	$16,543	$24,320

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
     The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
(2) Principles of Consolidation
     The unaudited condensed consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian South Asia Sdn Bhd, Corillian Community Banking Solutions, LLC and Corillian Payment Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.
(3) Reclassification
     Certain reclassifications have been made to the condensed consolidated financial statements for the nine-month period ended September 30, 2004 in order to conform to the nine-month period ended September 30, 2005 presentation. Such reclassifications had no effect on previously reported net income, liquidity or cash flows from operations.
     In the current period, Corillian reclassified balances for the nine-month period ended September 30, 2004, related to auction rate securities, totaling $10.1 million, from cash equivalents to short-term investments. This reclassification affected the presentation of the cash flows statement for the nine-months ended September 30, 2004.
(4) Acquisition of InteliData Technologies Corporation
     On August 18, 2005, Corillian acquired InteliData Technologies Corporation (“InteliData”), a leading provider of electronic bill payment and presentment and online banking solutions to the financial services industry. InteliData’s products provide financial institutions with the real-time financial processing infrastructure needed to provide their customers with payment and presentment services and online banking via the internet and other online delivery channels. InteliData’s customers included banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The acquisition was an investment aimed at expanding Corillian’s product offering, customer base and driving revenue growth which supports the premium paid over the fair market value of individual assets. InteliData has subsequently been renamed Corillian Payment Solutions, Inc.
     Corillian acquired all of InteliData’s outstanding common stock for $4.3 million in cash and 4,916,430 shares of Corillian common stock issued plus merger related transaction costs of $0.2 million. The 4,916,430 shares issued were valued at $3.38 per share, or $16.6 million in the aggregate, based on the average closing price of our stock on the announcement date and the two-day trading period before and after the announcement of the signing of a material agreement, which was March 31, 2005. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a third party valuation of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including the finalization of the intangibles valuation.

     The following table presents the total purchase price (in thousands):

Cash paid	$4,301
Stock issued	16,618
Merger related transaction costs	205

Total purchase price	$21,124

     The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Cash and cash equivalents	$34
Accounts receivable	1,370
Unbilled accounts receivable	335
Prepaid expense and other current assets	229
Property plant and equipment	173
Intangible assets	3,200
Goodwill	21,851
Other long-term assets	175
Accounts payable and accrued liabilities (1)	(5,754)
Deferred revenue (2)	(489)

Total purchase price	$21,124

(1)	Includes $1.4 million of accrued employee termination costs pursuant to EITF 95-03, Recognition of Liabilities in a Purchase Business Combination. All amounts have been paid as of September 30, 2005.
(2)	The fair value of deferred revenue represents an amount equivalent to the estimated cost to fulfill the maintenance obligations assumed associated with bug fixes and phone support plus an appropriate profit margin.
     At the acquisition date on August 18, 2005, InteliData did not have any in-process research and development and accordingly, there is no related expense in Corillian’s results of operations for the three and nine-month periods ended September 30, 2005.
     The following table presents the details of the intangible assets purchased in the InteliData acquisition as of September 30, 2005 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(in years)	Value	Amortization	Net
Developed Technology	3	$2,300	$(91)	$2,209
Bank Customer Relationships	6	900	(17)	883

		$3,200	$(108)	$3,092

     Amortization expense for intangible assets purchased in the InteliData acquisition was approximately $108,000 for the three and nine-month periods ended September 30, 2005. Amortization expense for intangible assets purchased in the InteliData acquisition has been recorded in the Condensed Consolidated Statement of Operations as follows (in thousands):

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Cost of revenues	$91	$0	$91	$0
Sales and marketing	17	0	17	0

	$108	$0	$108	$0

     The estimated amortization expense of intangible assets purchased in the InteliData acquisition for the current fiscal year, including amounts amortized to date, and in future years is as follows:

Amount
Fiscal Year	(in thousands)

2005	$338
2006	917
2007	917
2008	633
2009	150
2010	150
2011	95

Total	$3,200

     The Condensed Consolidated Statements of Operations include the results of operations of InteliData since August 18, 2005. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of InteliData had occurred at January 1, 2004.

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,

(In thousands, except per share amounts)	2005	2004	2005	2004

Sales	$13,145	16,966	$41,958	47,965
Net earnings	(1,828)	1,493	(2,431)	2,086

Net earnings per share — basic	$(0.04)	0.03	$(0.05)	0.05
Net earnings per share — diluted	(0.04)	0.03	(0.05)	0.05
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
(5) Acquisition of qbt Systems, Inc.
     On August 8, 2005, Corillian acquired qbt Systems, Inc. (“qbt”), a leading provider of integration solutions, electronic funds transfer networks and core data processors. qbt’s MultiPoint product is a powerful integration platform that allows financial institutions to integrate their delivery channels and account processing systems in one seamless network environment. qbt’s technology provides an unprecedented combination of flexibility, reliability, throughput and security. The acquisition was aimed at expanding Corillian’s product offering, increasing revenue growth, and allows for a more seamless, real-time integration to the many different systems in the industry today. These factors, among others, support the premium paid over the fair market value of individual assets. qbt has subsequently been renamed Corillian Community Banking Solutions, LLC.
     Corillian acquired all of qbt’s outstanding common stock for $3.2 million in cash and 649,785 shares of Corillian common stock, of which 6,388 shares remain issuable as of September 30, 2005, plus of merger related transaction costs and assumed liabilities of $0.1 million. Total shares issued and issuable of 649,785 were valued at $3.20 per share, based on Corillian’s closing stock price on the consummation date, amounting to an aggregate value of $2.1 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a third party valuation of intangible assets and a detailed review of the opening balance sheet to determine other adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including the finalization of the intangibles valuation.

     The following table presents the total purchase price (in thousands):

Cash paid	$3,160
Stock consideration	2,059
Merger related transaction costs	119
Liabilities assumed	38

Total purchase price	$5,376

     The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Cash and cash equivalents	$141
Accounts receivable	59
Employee receivable	229
Unbilled accouts receivable	73
Property, plant, and equipment	21
Intangible assets	1,300
Goodwill	4,999
Other assets	2
Accounts payable and accrued liabilities	(1,073)
Note Payable	(100)
Deferred revenue (1)	(100)
Long-term note payable	(175)

Total purchase price	$5,376

(1)	The fair value of deferred revenue represents an amount equivalent to the estimated cost to fulfill the maintenance obligations assumed plus an appropriate profit margin.
     At the acquisition date on August 8, 2005, qbt did not have any in-process research and development and thus, there is no expense in Corillian’s results of operations for the three and nine-month periods ended September 30, 2005.
     The following table presents the details of the intangible assets purchased in the qbt acquisition as of September 30, 2005 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(in years)	Value	Amortization	Net
Developed Technology	2	$900	$(65)	$835
Backlog	1	300	(44)	256
Customer Relationships	4	100	(4)	96

		$1,300	$(113)	$1,187

     Amortization expense for intangible assets purchased in the qbt acquisition was approximately $113,000 for the three and nine-month periods ended September 30, 2005. Amortization expense for intangible assets purchased in the qbt acquisition has been recorded in the Condensed Consolidated Statement of Operations as follows (in thousands):

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Cost of revenues	$109	$0	$109	$0
Sales and marketing	4	0	4	0

	$113	$0	$113	$0

     The estimated amortization expense of intangible assets purchased in the qbt acquisition for the current fiscal year, including amounts amortized to date, and in future years is as follows:

Amount
Fiscal Year	(in thousands)

2005	$306
2006	657
2007	297
2008	25
2009	15

Total	$1,300

     The Condensed Consolidated Statements of Operations include the results of operations of qbt since August 8, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Corillian’s results.
     Prior to the acquisition, Corillian and qbt executed a Proof of Concept whereby Corillian could sub-license and install a qbt MultiPoint adapter at any two of Corillian’s customers. As of the consummation date, Corillian did install one adapter for a customer and all amounts owed related to the implementation were paid in full in accordance with the terms of the agreement. There was no settlement gain or loss associated with this agreement.
(6) Summary of Significant Accounting Policies
Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Corillian will perform its annual goodwill impairment analysis during the fourth quarter of fiscal year 2005. SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on a straight-line basis over the estimated useful lives of the intangible assets, which range from one to six years. Amortization expense for intangible assets that are software-related developed technology and backlog is recorded as cost of revenues on the Condensed Consolidated Statements of Operations. The valuation of intangibles and their useful lives are subject to change as the purchase price allocations of qbt Systems, Inc. and InteliData Technologies Corporation are still under review, including finalization of a third party valuation of intangibles. Management reviews Corillian’s long-lived assets and definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets is determined by comparing the forecasted undiscounted net cash flows of the asset or asset group to the carrying amount of the asset or asset group. If the operation is determined to be unable to recover the carrying amount of its assets, the assets or asset groups are written down to their estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.
(7) Concentration of Business and Credit Risk
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. A majority of Corillian’s revenues are generated from banks and other financial institutions. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its products, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.

     Corillian continues to experience a high degree of customer concentration. During the three-month period ended September 30, 2005, two customers individually accounted for 15% and 10% of consolidated revenues, as compared to two customers individually accounting for 27% and 16% for the three-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, one customer accounted for 12% of consolidated revenues, as compared to two customers individually accounting for 25% and 12% of consolidated revenues for the nine-month period ended September 30, 2004.
     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of September 30, 2005, two customers individually accounted for 37% and 11% of consolidated accounts receivable and one customer individually accounted for 36% of consolidated revenue in excess of billings.
     As of December 31, 2004, four customers individually accounted for 24%, 15%, 13% and 13% of consolidated accounts receivable and one customer accounted for 49% of consolidated revenue in excess of billings.
     Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.
(8) Comprehensive Income
     Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments have been reported in comprehensive income (loss) for Corillian. All other amounts have not been material to Corillian’s financial position or results of operations.
(9) Supplemental Disclosures of Cash Flow Information

	For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Cash paid during the period for:
Interest	$21	$93
Taxes	47	99
Non-cash investing and financing activities:
Common stock issued in InteliData acquisition	$16,618	$—
Common stock issued in qbt Systems, Inc. acquisition	2,059	—
(10) Deferred Stock-Based Compensation
     At September 30, 2005, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock-based compensation plans. Under this method, compensation expense is generally recorded on the date a stock option is granted if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FIN No. 28.
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

     The effect of applying SFAS 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods. In 2005, Corillian updated assumptions surrounding the volatility and risk-free interest rates that were not properly reflected in our pro forma expense. For the three and nine-month periods ended September 30, 2005 and 2004, we are presenting pro forma compensation expense amounts that includes updates for the volatility and risk-free interest rate assumptions for the respective periods.
     The following table illustrates the effect on net income and net income per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(in thousands, except per share data)
Net (loss) income, as reported	$(60)	$3,072	$2,692	$7,204

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(712)	(702)	(2,204)	(2,364)

Pro forma net (loss) income	$(772)	$2,370	$488	$4,840

Net (loss) income per share:
Basic — as reported	$(0.00)	$0.08	$0.07	$0.19
Diluted — as reported	$(0.00)	$0.08	$0.07	$0.18

Basic — pro forma	$(0.02)	$0.06	$0.01	$0.13
Diluted — pro forma	$(0.02)	$0.06	$0.01	$0.12
(11) Net Income (Loss) Per Share
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

     The following is a reconciliation of basic and diluted weighted-average shares:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(in thousands)
Shares for basic net income (loss) per share:
Weighted-average common shares outstanding	41,756	37,947	39,808	37,432

Effect of dilutive securities:
Stock options and employee stock purchase plan	—	2,482	1,212	2,971

Shares for diluted net income (loss) per share	41,756	40,429	41,020	40,403

     Options with exercise prices less than the fair market value of the underlying common stock totaling approximately 991,000 were excluded from the net loss per share calculation for the three-month period ended September 30, 2005 due to their anti-dilutive impact.
     The following shares issuable under stock options were excluded from dilutive shares under the treasury stock method as the exercise price of the stock options exceeded the average fair market value of the underlying common stock for the periods presented below:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(in thousands)
Shares issuable under stock options	2,370	1,342	2,163	1,206

(12) Segment Information
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
   (a) Geographic Information
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Direct operating expenses related to Corillian’s international operations were insignificant for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively.
     Consolidated revenues generated from Corillian’s international operations decreased $4,000, or 3%, to $112,000 for the three-month period ended September 30, 2005, as compared to $116,000 for the three-month period ended September 30, 2004. Consolidated revenues generated from Corillian’s international operations increased $20,000, or 4%, to $505,000 for the nine-month period ended September 30, 2005, as compared to $485,000 for the nine-month period ended September 30, 2004. Domestic and international revenues were 99% and 1% of total revenues for the three and nine-month periods ended September 30, 2005 and 2004, respectively.
     Geographic revenue information for the three and nine-month periods ended September 30, 2005 and 2004 is presented below:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(in thousands)
Revenues from:
United States	$11,825	$13,401	$34,954	$37,158
All foreign countries	112	116	505	485

	$11,937	$13,517	$35,459	$37,643

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
     Revenues derived from Corillian’s licenses and services are as follows:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(in thousands)
License and professional services	$7,827	$9,544	$23,422	$26,663
Post-contractual support	3,275	3,046	9,294	8,331
Hosting	835	927	2,743	2,649

	$11,937	$13,517	$35,459	$37,643

(13) Commitments and Contingencies
   (a) Long-term debt
     In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. As of December 31, 2004, $911,000 was outstanding under this line of credit. In February 2005, Corillian paid off the outstanding balance under this line of credit and no further amounts are available for borrowing.
     In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. As of September 30, 2005, Corillian did not have an outstanding balance on this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.
   (b) Operating Leases
     The acquisitions of InteliData and qbt resulted in Corillian assuming the future lease obligations for the respective companies. The remaining terms of the agreements range from 1 to 2 years. Future minimum lease payments that related to the acquisitions of InteliData and qbt are as follows:

Amount
Fiscal Year	(in thousands)

2005	$282
2006	946
2007	89

$1,317

(c) Environmental liability
     A portion of the liabilities assumed for the InteliData acquisition relate to the environmental clean-up associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the property and the building located thereon. In connection with the sale, InteliData agreed to undertake limited remediation of the property in accordance with applicable state and federal law. The property is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the property. The remediation plan agreed to with the purchaser allowed InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData obtained environmental insurance, which is now retained by Corillian, to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of September 30, 2005, the $600,000 deductible has been exhausted. While Corillian does not believe that the remaining costs will exceed the $6,000,000 limit, it has not been able to establish a range for what total costs will be and accordingly has not provided for future costs or related insurance recoveries in its condensed consolidated balance sheet as of September 30, 2005.
     Corillian has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is uncertain. Management does not believe that the resolution of this matter will likely have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including but not limited to, statements regarding industry prospects; future results of operations or position; Corillian’s expectations and beliefs regarding future revenue growth and future profits; Corillian’s strategies, expectations and intentions regarding acquisitions and their integration; the outcome of any litigation to which Corillian is a party; Corillian’s accounting and tax policies; Corillian’s future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; Corillian’s dividend policies; Corillian’s future capital requirements; Corillian’s intentions and expectations regarding credit facilities; and Corillian’s expectations regarding the sufficiency of its insurance coverage. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described below and in greater detail in Exhibit 99.1 to this Report, Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and contained in Corillian’s press releases from time to time. You are advised to read the more detailed and thorough discussion of the following risks Corillian faces in its business contained in Exhibit 99.1 to this Report.

•	While Corillian has generated net income in nine out of the last ten fiscal quarters, Corillian has a history of losses and may incur losses in future periods if Corillian is not able to, among other things, increase its sales to new and existing customers.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of Corillian’s common stock to decline.

•	Acquisitions by Corillian may be costly and difficult to integrate, divert management resources or dilute shareholder value. Recently, Corillian acquired qbt Systems, Inc. and InteliData Technologies Corporation, and both of these acquisitions may be subject to these challenges. In addition, InteliData has reported internal control deficiencies without a clear plan to correct those deficiencies, and qbt has not been subject to the internal control standards of a public company. The failure to successfully integrate the two companies, and timely and cost effectively implement appropriate internal controls and procedures, could have a material adverse effect on the results of operations and financial condition of the combined companies.

•	If Corillian’s goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if Corillian loses customers or fails to add additional customers to its customer base.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions at financial service providers’ facilities, Corillian may not achieve anticipated revenues or gross margins.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Corillian may not achieve anticipated revenues if Corillian does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	Corillian’s partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage Corillian’s reputation and require Corillian to incur financial loss.

•	Competition in the market for Internet-based financial services is intense and could reduce Corillian’s sales and prevent Corillian from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	If Corillian loses key personnel, Corillian could experience reduced sales, delayed product development and diversion of management resources.

•	If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or Internet security problems could damage Corillian’s reputation and business.

•	New technologies could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in Corillian’s customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Corillian’s products and services must interact with other vendors’ products, which may not function properly.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the Internet and the financial services industry would limit the market for Corillian’s products and services impose on Corillian liability for transmission of protected data and increase its expenses.
     Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not plan to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.
Overview
     Corillian is a leading provider of solutions that enable banks, credit unions, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian provides a set of applications for Internet banking, online fraud prevention, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, Wachovia Bank, The Huntington National Bank, Capital One and SunTrust Bank.
     Substantially all of Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognizes revenues for licenses, implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance and hosting services are recognized ratably over the term of the associated maintenance or hosting contract. Revenues derived from consulting services are recognized as the services are performed. Corillian generally licenses Corillian applications on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional seat sales are generally recognized in the period in which the licenses are sold.
     The market for new sales of Internet banking solutions continued to be challenging in 2004 and the first nine months of 2005 due to various factors, including reluctance on the part of some banks to upgrade their Internet banking platforms or improve their Internet banking websites. Despite these conditions, Corillian was able to sign a significant contract in the second quarter of 2005 with a major financial institution and contracts with three new customers in the third quarter of 2005. However, most of Corillian’s license revenues for the three and nine-month periods ended September 30, 2005 and 2004 came from sales to existing customers. Moving forward, Corillian will continue to focus on developing additional applications to complement its market position within Internet banking and selling products and services to new and existing customers.
     Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has an accumulated deficit of approximately $94.7 million as of September 30, 2005. Corillian’s operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues are not necessarily indicative of its future performance.

     On August 18, 2005, Corillian completed its acquisition of InteliData Technologies Corporation, a leading provider of electronic bill payment and presentment and online banking solutions to the financial services industry. InteliData’s products provide financial institutions with the real-time financial processing infrastructure needed to provide its customers with payment and presentment services and online banking via the Internet and other delivery channels. InteliData’s customers included banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The acquisition was an investment aimed at expanding Corillian’s product offering, customer base and revenue growth. These factors, among others, support the premium paid over the fair market value of individual assets. The total purchase price including merger related transaction costs was $21.1 million. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in goodwill of $21.9 million and intangibles of $3.2 million. Intangibles will be amortized to cost of revenues and sales and marketing over an estimated 3 to 6 years. At the acquisition date on August 18, 2005, InteliData did not have any in-process research and development and thus, there is no expense in Corillian’s results of operations for the three and nine-month periods ended September 30, 2005.
     On August 8, 2005, Corillian completed its acquisition of qbt Systems, Inc., a leading provider of integration solutions to electronic funds transfer networks and core data processors. qbt’s MultiPoint product is a powerful integration platform that allows financial institutions to integrate all of their delivery channel and account processing systems in one seamless network environment. The acquisition was an investment aimed at expanding Corillian’s product offering and will allow for a more seamless, real-time integration to the many different systems in the industry today. These factors, among others, support the premium paid over the fair market value of individual assets. The total purchase price including merger related transaction costs was $5.4 million. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in goodwill of $5.0 million and intangibles of $1.3 million. Intangibles will be amortized to cost of revenues and sales and marketing over an estimated 1 to 4 years. At the acquisition date on August 8, 2005, qbt did not have any in-process research and development and thus, there is no expense in Corillian’s results of operations for the three and nine-month periods ended September 30, 2005.
Critical Accounting Policies and Estimates
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

     Vendor-specific objective evidence has been established on the majority of Corillian’s post-contractual customer support and hosting services using the renewal rate. Corillian allocates revenue to these elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting. When VSOE has not been established on post-contractual customer support, all revenues under such arrangements is recognized ratably over the term of the post-contractual support contract. Arrangements that include transactional services, which include application services provider (“ASP”) services, are recognized as transactions are processed.
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
     Corillian generally licenses Corillian applications on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license agreements require customers to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional license seat sales, less any amounts related to maintenance included in the arrangement, are generally recognized in the period in which the licenses are sold.
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
Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Corillian will perform its annual goodwill impairment analysis during the fourth quarter of fiscal year 2005. SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized on a straight-line basis over the estimated useful lives of the intangible assets, which range from one to six years. Amortization expense for intangible assets that are software-related developed technology and backlog is recorded as cost of revenues on the Condensed Consolidated Statements of Operations. The valuation of intangibles and their useful lives are subject to change as the purchase price allocations of the qbt Systems, Inc. and InteliData Technologies Corporation are still under review, including finalization of a third party valuation of intangibles.

Results of Operations
Revenues
     Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation, custom software engineering, consulting, maintenance, training and hosting.
     Revenues decreased approximately $1.6 million, or 12%, to $11.9 million for the three-month period ended September 30, 2005, as compared to $13.5 million for three-month period ended September 30, 2004. The decrease in revenues was primarily due to a decrease in license and professional services of approximately $1.7 million for the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004. The decrease in license and professional services was primarily due to a significant license and services agreement in the prior year that did not contribute license or professional services revenues in the three-month period ended September 30, 2005. The decrease in license and professional services revenues was partially offset by increases in post-contractual support totaling $229,000. Post-contractual support increased primarily due to services related to the companies acquired in the third quarter of 2005.
     Revenues decreased approximately $2.1 million, or 6%, to $35.5 million for the nine-month period ended September 30, 2005, as compared to $37.6 million for the nine-month period ended September 30, 2004. The decrease in revenues was primarily due to a decrease in license and professional services of approximately $3.2 million for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004. The decrease in license and professional services was primarily due to a significant license and services agreement in the prior year that did not contribute license or professional services revenues in the nine-month period ended September 30, 2005. The decrease in license and professional services revenues was partially offset by increases in post-contractual support and hosting revenues of approximately $963,000 and $94,000, respectively. Post-contractual support increased primarily due to one significant customer receiving $770,000 of additional services combined with $180,000 of services related to the companies acquired in the third quarter of 2005. Hosting revenues increased primarily due to one significant customer receiving $61,000 in additional services for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004.
Cost of Revenues
     Cost of revenues consists primarily of salaries and related expenses for professional service personnel, outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software, maintenance and support personnel who are responsible for post-contractual customer support and the amortization of Corillian’s developed technology and backlog intangible assets.
     Cost of revenues increased approximately $0.8 million, or 18%, to $5.3 million for the three-month period ended September 30, 2005, as compared to $4.5 million for the three-month period ended September 30, 2004. The increase was primarily due to approximately $0.7 million of cost of services related to the companies acquired in the third quarter of 2005 and $200,000 of amortization of acquisition related intangibles.
     Cost of revenues decreased $0.5 million, or 3%, to $13.8 million for the nine-month period ended September 30, 2005, as compared to $14.3 million for the nine-month period ended September 30, 2004. The decrease in cost of revenues was primarily due to a decrease of $0.9 million related to services. The decrease in cost of revenues associated with services was due to smaller implementation projects for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004. This decrease was partially offset by an increase in the amortization of acquisition related intangibles of $200,000 for the nine-month period ended September 30, 2004.
     The amortization of acquisition related intangibles to be recognized in cost of revenues is estimated to be $423,000 for the three-month period ended December 31, 2005.
     Gross profit as a percentage of revenues was 56% for the three-month period ended September 30, 2005, as compared to 67% for the three-month period ended September 30, 2004, and remained relatively consistent at 61% for the nine-month period ended September 30, 2005, as compared to 62% for the nine-month period ended September 30, 2004. The decrease in gross profit as a percentage of revenue for the three-month period ended 2005 was primarily due to sales mix where there was a decrease in license and professional services revenues of 18% for the three-month period ended September 30, 2005 and a 12% decrease for the nine-month period ended September 30, 2005. Corillian generally receives higher margins on license and professional services revenues. The decrease in gross margin for the three-month period ended September 30, 2005 was also impacted by the decline in revenues. Revenues for the three-month period ended September 30, 2005 decreased by 12% whereas revenues for the nine-month period ended September 30, 2004 decreased by 6%.

Operating Expenses
Sales and Marketing Expenses
     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel involved in marketing, sales and support functions, costs associated with trade shows and other promotional activities and amortization of Corillian’s customer relationships intangible assets.
     Sales and marketing expenses increased approximately $200,000, or 11%, to $2.0 million for the three-month period ended September 30, 2005, as compared to $1.8 million for the three-month period ended September 30, 2004. Sales and marketing expense increased approximately $100,000, or 2%, to $5.5 million for the nine-month period ended September 30, 2005, as compared to $5.4 million for the nine-month period ended September 30, 2004. The increase for the three-month period ended September 30, 2005 was due to an increase in payroll and payroll related costs as headcount increased to 39 at September 30, 2005, as compared to 25 at September 30, 2004. This increase includes 11 sales and marketing employees from the companies acquired in the third quarter of 2005. The increase for the nine-month period ended September 30, 2005 was primarily attributable to increases in trade show expenses for the respective period.
Research and Development Expenses
     Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.
     Research and development expenses increased approximately $1.0 million, or 63%, to $2.6 million for the three-month period ended September 30, 2005, as compared to $1.6 million for the three-month period ended September 30, 2004. The increase was primarily due to additional payroll and payroll related costs of $535,000 due to research and development headcount increasing to 82 at September 30, 2005, as compared to 57 at September 30, 2004. The headcount amount at September 30, 2005 includes 11 research and development employees from companies acquired in the third quarter of 2005. Additionally, in the prior year, research and development personnel performed work to assist in the implementation of a large project whereas in the current year, these individuals were involved with product development. This resulted in $360,000 being allocated out of research and development to cost of revenues for the three-month period ended September 30, 2004.
     Research and development expenses increased approximately $3.3 million, or 72%, to $7.9 million for the nine-month period ended September 30, 2005, as compared to $4.6 million for the nine-month period ended September 30, 2004. The increase was due, in part, to approximately $1.5 million in payroll and payroll related costs due to increased headcount at September 30, 2005, as compared to September 30, 2004. Additional increases were due to research and development personnel assisting with implementation on a large project in the prior year whereas these individuals were involved with product development in the current year. Additionally, more professional services employees were working on product development in the current year. The impact of product development personnel dedicating less time to implementation and more on product development, combined with professional services employees dedicating more time to product development, resulted in approximately a $1.9 million increase for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004.
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
     General and administrative expenses increased $0.5 million, or 28%, to $2.3 million for the three-month period ended September 30, 2005, as compared to $1.8 million for the three-month period ended September 30, 2004. The increase was primarily due to increases in payroll and payroll related costs as administrative headcount increased to 42 at September 30, 2005, as compared to 34 at September 30, 2004.
     General and administrative expenses increased approximately $1.1 million, or 22%, to $6.2 million for the nine-month period ended September 30, 2005, as compared to $5.1 million for the nine-month period ended September 30, 2004. The increase was primarily due to an increase of $915,000 in salaries, wages and employee related benefits as administrative headcount increased from 34 at September 30, 2004 to 42 at September 30, 2005. Additional increases were due to $168,000 in new software maintenance agreements related to internally used software and $86,000 in accounting fees related to Sarbanes-Oxley compliance audit fees.
Other Income (Expense), Net
     Other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term investments, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items.
     Other income (expense), net, increased $370,000 to income of $248,000 for the three-month period ended September 30, 2005, as compared to an expense of $122,000 for the three-month period ended September 30, 2004. The increase was partially due to $130,000 of additional interest income as a result of more cash held in short-term investments in 2005 and also receiving higher interest rates on the respective investments. Additionally, equity losses in the Synoran investment decreased approximately $214,000.
     Other income (expense), net, increased $1.1 million to income of $623,000 for the nine-month period ended September 30, 2005, as compared to expense of $506,000 for the nine-month period ended September 30, 2004. The increase was partially due to $502,000 of additional interest income as a result of more cash held in short-term investments in 2005 and also receiving higher interest rates on the respective investments. Additionally, equity losses in the Synoran investment decreased approximately $531,000.
Income Taxes
     Corillian expects to be profitable for the twelve-month period ended December 31, 2005, and, therefore, expects to incur an alternative minimum tax liability for this period. Due to the net loss for the three-month period ended September 30, 2005, Corillian did not record an income tax benefit related to estimated alternative minimum taxes for the for the respective period. However, Corillian has recorded an income tax charge of $63,000 for the nine-month period ended September 30, 2005. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would either increase income, contributed capital, or decrease goodwill in the period such determination was made.
Liquidity and Capital Resources
     As of September 30, 2005, Corillian had $27.3 million in cash, cash equivalents and short-term investments, as compared to $39.4 million as of December 31, 2004. Cash equivalents consisted mainly of demand deposits, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consisted mainly of taxable government agency bonds with original maturities between 90 and 180 days, taxable municipal bonds and auction rate securities, with original maturities greater than one year. Although original maturities are greater than one year, Corillian classifies auction rate securities as short-term investments as they are bought and sold at par every 28 to 35 days and therefore are available for use in normal operations.
     In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. As of December 31, 2004, $911,000 was outstanding under this line of credit. In February 2005, Corillian paid off the outstanding balance under this line of credit and no further amounts are available for borrowing.

     In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. As of September 30, 2005, Corillian did not have an outstanding balance on this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.
     Net cash used in operating activities was $3.4 million for the nine-months ended September 30, 2005, as compared to net cash provided by operating activities of $7.3 million for the nine-months ended September 30, 2004. Net income, adjusted to add back the effects of non-cash items such as depreciation, amortization and equity losses on the Synoran investment, decreased by $6.0 million for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004. Corillian’s cash provided by operating activities decreased as deferred revenue and other current and long-term liabilities decreased $4.7 million for the nine-month period ended September 30, 2005, as compared to a decrease of $0.8 million for the nine-month period ended September 30, 2004. The decrease primarily related to deferred revenue, which decreased due to an overall decline in sales volume. Additionally, the significant decrease to deferred revenue for the nine-month period ended September 30, 2005 can be attributed to a large project in deferred revenue at December 31, 2004 totaling $3.5 million whereas the largest project in deferred revenue as of September 30, 2005 was $1.6 million. In addition to the decrease in deferred revenue, accounts payable and accrued liabilities increased $3.3 million for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004. The increase in accounts payable and accrued liabilities was due primarily to the liabilities associated with InteliData, which was acquired on August 18, 2005. The decrease in deferred revenue and the increase in accounts payable and accrued liabilities, which had a negative impact on net cash used in operating activities, was offset by an increase of $2.4 million in net cash provided by accounts receivable for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004. This is due to a decrease in accounts receivable due to lower sales volume and smaller projects at September 30, 2005, as compared to September 30, 2004.
     Net cash used in investing activities was $9.1 million for the nine-months ended September 30, 2005, as compared to net cash used in investing of $0.8 million for the nine-months ended September 30, 2004. The increase in the net cash used in investing activities was primarily due to the acquisitions of InteliData and qbt, which occurred on August 18, 2005 and August 8, 2005, respectively. The cash used in conjunction with the InteliData acquisition was $4.5 million and the net cash used in conjunction with the qbt acquisition was $3.1 million.
     Net cash used in financing activities was $159,000 for the nine-month period ended September 30, 2005. Net cash provided by financing activities was $828,000 for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, net cash used in financing activities consisted primarily of $1.1 million in proceeds received from issuance of common stock under Corillian’s stock option and employee stock purchase plans, which was more than offset by repayments on long-term borrowing and capital lease obligations of $0.9 million and $0.3 million in registration costs associated with shares issued in business combinations. Net cash provided by financing activities during the nine-month period ended September 30, 2004 consisted primarily of $1.9 million received from the issuance of common stock under Corillian’s stock option and employee stock purchase plans, which was offset, in part, by repayments on long-term borrowings and capital lease obligations of $1.1 million.
     Working capital decreased to $19.3 million as of September 30, 2005, as compared to $29.4 million as of December 31, 2004. The decrease was primarily due to cash used in the acquisitions of InteliData and qbt combined which also resulted in higher accounts payable and accrued liabilities as of September 30, 2005, as compared to December, 31, 2004. In addition, the overall decrease in sales volume resulted in decreases in the deferred revenue and accounts receivable balances as of September 30, 2005, as compared to December 31, 2004.
     Corillian had no material financial obligations as of September 30, 2005, other than its obligations under its operating leases. Further capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash, cash equivalents, and short-term investments will be sufficient to meet its working capital requirements for at least the next 12 months.
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
Interest Rate Sensitivity
     As of September 30, 2005, Corillian had $27.3 million in cash, cash equivalents and short-term investments compared to $39.4 million at December 31, 2004. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days taxable municipal bonds, auction rate securities, with original maturities ranging from greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to interest rate risks on its available-for-sale investments as these investments are bought and sold at par value. Corillian’s short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. Corillian manages this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect our interest income that is generated from our short-term investments. If interest rates increase or decrease equally during 2005, by a total of one percent, Corillian’s interest income could increase or decrease by approximately $273,000 on an annual basis and approximately $68,000 on a quarterly basis. Corillian may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.
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
     (b) Changes in internal controls over financial reporting
     In August 2005 Corillian completed the acquisitions of InteliData and qbt, which Corillian believes are material to its results of operations, financial position and cash flows. Management continues to assess the internal controls of the acquired companies. There has been no significant change in the Company’s internal control over financial reporting during the most during the most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) On August 8, 2005, Corillian issued an aggregate of 643,397 shares of common stock in connection with the acquisition of qbt Systems, Inc. to the former shareholders of qbt, along with an aggregate of $3.2 million in cash, in consideration for all of their outstanding shares of qbt stock. The offer and sale of the securities were effected without registration in reliance on rule 505 of Regulation D of the Securities Act of 1933. Corillian’s closing share price on August 8, 2005 was $3.20 per share. Under the agreement, 6,388 shares remain issuable.
(b) None.
(c) None.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2005.

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