Form 10-K
period 2005-12-31
CORILLIAN CORP
filed 2006-03-16
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, no par value
(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934      Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $115,582,409 as of the last business day of the most recently completed second fiscal quarter (June 30, 2005), based upon the closing price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially held more than 5% of the outstanding Common Stock and was deemed to be an affiliate have been excluded. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
      As of February 28, 2006, 44,848,453 shares of Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 15, 2006, which definitive proxy statement the Company intends to file with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Report relates.

FORM 10-K

PART I

Item 1.	Business
Special Note Regarding Forward-Looking Statements
      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking including but not limited to, statements regarding industry prospects; future results of operations or position; Corillian’s expectations and beliefs regarding future revenue growth; the future capabilities and functionality of Corillian’s products and services; Corillian’s strategies and intentions regarding acquisitions and their integration; the outcome of any litigation to which Corillian is a party; Corillian’s accounting and tax policies; Corillian’s future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; Corillian’s dividend policies; Corillian’s future capital requirements; and Corillian’s intentions and expectations regarding credit facilities. These statements relate to future events or Corillian’s future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in greater detail in Part 1, Item 1A,“Risk Factors,” Corillian’s registration statements and reports filed with the Securities and Exchange Commission, and contained in Corillian’s press releases from time to time.
      Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.
      The following discussion should be read in conjunction with Corillian’s consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.
Overview
      Corillian is a leading provider of solutions that enable banks, credit unions, brokers and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian provides a set of applications for Internet banking, online fraud prevention, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking, corporate banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, The Huntington National Bank, Capital One, Wachovia Bank and SunTrust Bank.
      Corillian was incorporated in Oregon in 1997.
      You can access information about Corillian on our website on the Investor Relations page. The address is www.corillian.com/investors/. The contents of this website are not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. To request a copy, send a written request to Corillian Corporation, Attention: Investor Relations, 3400 NW John Olsen Place, Hillsboro, Oregon 97124, and include the address to which the document should be mailed.
Industry Background
      The Internet has become an integral part of the daily lives of millions of consumers because of the functionality and convenience it offers. In addition to more traditional uses such as email, the Internet is being increasingly used to conduct financial transactions and deliver financial services. Internet users are increasingly demanding more Internet-based financial services, such as the ability to move money into various accounts and to various companies and individuals, to see all of their accounts with a financial institution in one place, and to purchase new products online. The benefits that consumers derive from Internet-based financial services include:

•	twenty-four hour, real-time, secure access to information and financial services from any Internet device;

•	convenient and inexpensive money movement tools;

•	improved personal finance management; and

•	the presentation of comprehensive consolidated financial data.
      The growth in Internet usage and the popularity of personal finance content have changed the competitive landscape of the financial service industry by requiring financial institutions to compete based on the features they offer in the Internet channel as well as other delivery channels while focusing on lowering the expenses of their technology infrastructure. Within this environment, Corillian believes many financial institutions are recognizing they will require more cost-effective Internet-based financial solutions with greater functionality to help them differentiate their service and product offerings and expand their market share. In addition, financial institutions will need these solutions to easily integrate with disparate systems and applications and provide technological efficiencies and time-to-market advantages.
      Significant challenges are involved in deploying Internet finance solutions. Most notably, multiple diverse computing environments, including existing systems, packaged applications, Internet application servers and other emerging technologies, must be integrated and must be able to communicate with each other to provide customers with real-time data and to allow them to conduct financial transactions. In addition, external systems, such as those of credit card companies and bill payment providers, must be integrated with internal systems in a secure and reliable manner. These technical challenges are magnified by the speed with which these services must be brought to market. Most financial institutions do not have the technical skills or resources to rapidly design and deploy these services. In addition, although some financial institutions have the technical skills and resources to develop and deploy Internet finance solutions, they are subject to significant time-to-market competitive pressures. For most of these financial service providers, internally developing and deploying Internet finance solutions can be expensive, take years to complete and require significant ongoing expenses. As a result, many of these financial service providers are realizing that if they want to deploy an Internet-based financial product or service and integrate disparate applications more quickly and efficiently, they need a comprehensive, outsourced packaged software and service solution.
The Corillian Solution
      Corillian is a leading provider of solutions that enable financial service providers to deploy Internet-based financial services and to integrate disparate applications across their multiple delivery channels and lines of business. Corillian’s solutions include comprehensive suites of software that may be combined with its professional services to form a complete outsourced solution for offering Internet-based financial services or combined with the personnel of the financial institution to accelerate the deployment of online services and reduce the risks and lower the costs for the financial institution.
      Corillian Voyager consists of a software platform and a menu of applications built upon that platform, all of which Corillian can provide on a hosted basis or which can run on its customers’ premises. Corillian

Voyager integrates with Corillian’s customers’ existing databases and systems and enables them to monitor transactions across all systems in real time. Corillian has developed software applications for Internet banking, electronic bill presentment and payment, online money movement, identity management, alerts, targeted marketing, data aggregation and online customer relationship management. Corillian can provide its customers with wireless delivery capabilities for all of these applications.
      Corillian believes its products and services provide the following benefits to its customers:
      Accelerated Time to Market. Using the Corillian Voyager platform, financial institutions can deploy Internet-based financial services to their customers quickly and reliably. In addition, Corillian provides comprehensive systems integration and implementation services and customer support to complement the flexible architecture of Corillian’s solutions.
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

      Expand Breadth of Product and Service Offerings. Corillian’s current financial applications include features for Internet banking, electronic bill presentment and payment, online money movement, identity management, interfacing with personal finance managers through the Open Financial Exchange data standard, consumer banking, small business banking, corporate banking, credit and management, alerts and data aggregation. Corillian recently expanded its product offerings to include cash management and fraud detection, and Corillian intends to expand its product offerings to include new applications, particularly in the area of identity management and fraud prevention.
      Leverage and Expand Strategic Relationships. Corillian intends to leverage its relationships with leading systems integrators and value-added resellers to extend its reach and provide our customers with more comprehensive, customized solutions. Corillian intends to continue to expand and build additional relationships with value-added resellers. In addition, Corillian believes that forging relationships with key technology vendors is critical to delivering a comprehensive solution to financial service providers. Corillian’s strategic partners include Microsoft, NCR Corporation and Matrix, one of the leading systems integration firms in Israel. Corillian intends to develop additional relationships to expand the scope of its functionality, and for co-marketing and distribution purposes.
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
Products and Services
      Corillian’s solutions enable financial institutions, Internet portals and other Internet financial service providers to offer their customers a variety of financial services over the Internet, including Internet banking, electronic bill presentment and payment, web content management and data aggregation. Corillian also offers a variety of services to support its customers throughout the process of implementing and maintaining Corillian’s solutions. License and professional services accounted for 67% of consolidated revenues in 2005, 70% in 2004 and 76% in 2003. Post-contractual support accounted for 26% of consolidated revenues in 2005, 22% in 2004 and 19% in 2003.

Corillian Voyager(tm)
      Corillian Voyager is a highly secure and reliable software platform upon which Corillian has built a menu of applications to support multiple lines of business within banking. Corillian Voyager has been designed to be highly scalable to meet the evolving needs of Corillian’s customers. Corillian currently supports more than 15 million users on a single instance of Corillian Voyager for its largest customer and can support even larger volumes. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication and Open Financial Exchange for financial transactions. This architecture enables Corillian’s customers to deploy new Internet-based financial services by adding applications to Corillian’s platform at any time and by integrating future applications to any Internet connected point-of-presence.

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
      Corillian OFX. Corillian OFX enables financial institutions to offer their customers the ability to integrate their financial information with personal financial management software, such as Quicken, QuickBooks and Microsoft Money, or Internet portals such as Yahoo! Finance and MSN MoneyCentral. Each Corillian solution was designed using the Open Financial Exchange data standard. This data specifica-

tion streamlines the process that financial service companies must employ to connect with financial data centers and to interface with personal financial management software.
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
      Corillian Security Solutions. Corillian has several solutions that help clients reduce the risk of system compromise and increase the confidence of their online customers. These offerings are focused on assisting the client in deploying and maintaining a secure online platform. Security Solutions include:

•	Corillian Fraud Detection System. Early Warning system for Internet-based attacks against web sites;

•	Corillian Intelligent Authentication. Solution designed to provide multi-layered, multi-factor authentication without sacrificing usability;

•	Web site Investigation & Forensics. Tools and techniques for separating normal from abusive or fraudulent web site activity;

•	Secure Coding Workshop. Workshop covering state-of-the-art secure coding techniques for web sites;

•	Delivery System Security Review. Delivery system review to help ensure resistance to security threats; and

•	Code-level Security Review. Code-level review by Senior Security Engineers for potential security issues (Voyager-Specific).
      Corillian MultiPoint Integrator. Corillian MultiPoint Integrator is an integration platform combined with a suite of applications designed to simplify and enhance integration between multiple applications and legacy systems for financial institutions, service providers, and data processors. Corillian MultiPoint Integrator allows over 300 clients to quickly integrate legacy systems with Web and database applications. The systems process online, real-time transactions through the communications hub of Corillian MultiPoint Integrator for home banking, loan origination, kiosks, teller platforms, call center systems, or electronic funds transfer networks,.

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
      Directory Management Services. Corillian Directory Management Services enable a financial institution to manage and consolidate the detailed information about billers needed to effectively match and route payments to multiple remittance processors. Directory management tools can be licensed to automate and analyze the directory content allowing the financial institution to obtain the highest possible electronic payment rate. Alternatively, Corillian offers a subscription-based service that forwards a daily update to the financial institution’s biller directory that includes biller adds, changes and deletions from all remittance providers. The service also includes a monthly analysis of paper payments that can route electronically with recommended payee changes, enabling the financial institution to proactively manage its bill payments, continually optimize payment routing and improve electronic payment rates.
      Training Services. Corillian makes available to its customers a variety of training services and supporting materials to help them use Corillian’s applications. All courses are led by Corillian’s staff and can be conducted at the customer’s location or Corillian’s headquarters.
Customers
      Corillian targets large financial institutions, financial portals and other financial service providers that are seeking scalable, reliable and advanced solutions that enable them to offer Internet-based financial services. Corillian has provided its solutions primarily to two major industry groups — large financial institutions (primarily banks) and large credit unions. In 2005, Wachovia Bank represented 10% of Corillian’s consolidated revenues.

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

Matrix
      Matrix Ltd. is a leading systems integration company in Israel. Employing 2,100 software professionals, Matrix supplies advanced information technology services to over 500 clients. The company is part of the Formula Group, Israel’s premier IT group, publicly traded in the United States (Nasdaq: FORTY – News).

Matrix has partnered with Corillian to serve as a reseller and systems integrator to deliver next-generation online banking services to Israeli banks.

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

Quova
      Founded in January 2000, Quova, Inc. is the leading provider of geolocation services to online businesses, including five of the world’s six largest global Internet companies. Quova’s patented technology provides the geographic location of website visitors in real time, enabling businesses to detect fraud, manage digital rights, target content, conduct site analysis and ensure regulatory compliance. Corillian embeds Quova’s technology into its Corillian Fraud Detection System and Intelligent Authentication(TM) products to help financial institutions proactively detect and prevent online fraud.

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
Sales and Marketing
      Corillian sells its software and services primarily through its direct sales organization. As of December 31, 2005, Corillian’s sales force consisted of 29 personnel, including one salesperson operating internationally. Corillian’s direct sales efforts have historically been focused on domestic financial service providers, such as banks and credit unions. Corillian complements its direct sales efforts through joint sales and marketing arrangements with Internet-based technology vendors, such as NCR.
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
Research and Development
      Corillian’s research and development expenses totaled $10.8 million in 2005, $6.7 million in 2004 and $6.0 million in 2003. As of December 31, 2005, Corillian’s research and development staff consisted of 85 personnel, including 69 engineers. Their development efforts are focused on:

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
Competition
      The market for providing solutions to the Internet financial services industry is highly competitive, and Corillian expects that competition will intensify in the future. Corillian competes with a variety of companies in various segments of the Internet-based financial services industry, and Corillian’s competitors vary in size and in the scope and breadth of the products and services they offer. In the area of Internet consumer banking, Corillian primarily competes with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 and Financial Fusion. Within this market segment, Corillian also competes with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere, and the internal information technology personnel of financial institutions that want to develop their own solutions. In addition, vendors such as Digital Insight, FundsXpress, Fidelity National Information Services and Online Resources and Communications, who primarily target community financial institutions, occasionally compete with Corillian for large financial institutions and compete with Corillian regularly for smaller financial institutions. Several of the vendors offering data processing services to financial institutions, including Fiserv, Jack Henry and Metavante, offer their own Internet banking solutions. Local competition for Internet consumer banking services is provided by many smaller Internet service outsourcing companies located throughout the United States. Corillian’s primary competition for providing the business banking services that financial institutions offer their commercial customers are vendors of cash management systems for large corporations such as FundTech, Digital Insight and Politzer & Haney.
      In the market for consumer online banking solutions, Corillian estimates that it routinely competes with six competitors. In terms of providing consumer online banking solutions to the leading financial institutions in the United States and supporting the most consumers performing online banking transactions, Corillian is the leading provider of consumer online banking solutions. In the market for business online banking solutions, Corillian estimates that it routinely competes with seven competitors. Corillian recently entered the market for business online banking solutions and is building its position in this market.
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

Backlog
      As of December 31, 2005, Corillian had a backlog of unfilled orders of $43.0 million, as compared to a backlog of $32.4 million as of December 31, 2004. Corillian expects $26.0 million of its backlog as of December 31, 2005 will be filled during fiscal year 2006. Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact Corillian’s filling of backlog, such as Corillian’s progress in completing projects for its customers and Corillian’s customers’ meeting anticipated schedules for customer-dependent deliverables. Corillian provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period.
Employees
      As of December 31, 2005, Corillian had a total of 305 employees, consisting of 142 in operations, 9 in marketing, 29 in sales, 85 in research and development, and 40 in general and administration. None of Corillian’s work force is unionized. Corillian has not experienced any work stoppages and considers its relations with its employees to be good.
Certain Financial Information
      Financial information relating to foreign and domestic sales and assets for the three years ended December 31, 2005, 2004 and 2003, is set forth in Note 9(a), “Segment Information; Geographic Information” of the Notes to Consolidated Financial Statements attached hereto.

Item 1A.	Risk Factors
      Certain risk factors may affect our business, financial condition, results of operation and cash flows, or may cause our actual results to vary from the forward-looking statements contained in this Annual Report on Form 10-K. You should carefully consider the following factors regarding information included in this Annual Report. The risks and uncertainties described below are not the only ones Corillian faces. Additional risks and uncertainties not presently known to Corillian or that Corillian currently deems immaterial also may impair its business operations. If any of the following risks actually occur, Corillian’s business, financial condition and operating results could be materially adversely affected.

While Corillian Generated Net Income in the Last Three Fiscal Years, Corillian Has a History of Losses and May Incur Losses in Future Periods if it is Not Able to, Among Other Things, Increase Its Sales to New and Existing Customers
      Until fiscal year 2003, Corillian incurred substantial net losses in every quarter since it began operations. Corillian generated net income of approximately $2.7 million, $10.5 million and $5.1 million during the years ended December 31, 2005, 2004 and 2003, respectively; however Corillian incurred minor net losses in the third and fourth quarters of fiscal 2005. As of December 31, 2005, Corillian had an accumulated deficit of approximately $94.8 million. If Corillian does not sign contracts with new customers or provide additional software and services to existing customers, it will incur significant operating losses in future years. Corillian may decide that it is necessary to further reduce its personnel or other expenses to maintain its operations, and such reductions may reduce Corillian’s ability to sell its products and services.

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

A Small Number of Customers Account for a Substantial Portion of Corillian’s Revenues in Each Period; Corillian’s Results of Operations and Financial Condition Could Suffer if it Loses Customers or Fails to Add Additional Customers to Its Customer Base
      Corillian derives a significant portion of its revenues from a limited number of customers in each period. Accordingly, if Corillian fails to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and Corillian fails to replace the contract with new business, its revenues would be adversely affected. During the year ended December 31, 2005, one customer individually accounted for 10% of consolidated revenues. During the year ended December 31, 2004, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 29% of consolidated revenues. During the year ended December 31, 2003, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 28% of consolidated revenues. Corillian expects that a limited number of customers will continue to account for a substantial portion of its revenues in each quarter in the foreseeable future. If a customer terminates a Voyager contract with Corillian early, Corillian would lose ongoing revenue streams from annual maintenance fees, hosting fees, professional service fees and potential additional license and service fees for additional increments of end users and for other Voyager applications.

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

If Corillian’s Goodwill or Amortizable Intangible Assets Become Impaired Corillian May Be Required to Record a Significant Charge to Earnings
      Under generally accepted accounting principles, Corillian reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. Corillian may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or amortizable intangible assets is determined resulting in an impact on its results of operations.

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

Subscription-Based Licensing of Corillian Products and Services May Have An Adverse Effect On Near-Term Revenue
      Almost all of Corillian’s revenue is currently derived from one-time license fees and related annual maintenance fees, hosting fees, and professional service fees. Corillian also derives a small percentage of its revenue from licensing its products and services on a subscription basis. In contrast to one-time license fees, Corillian must recognize fees for subscription licenses over the length of the subscription period. Corillian intends to increase its focus on subscription-based licenses in the future, which may have an adverse effect on revenue in the near term.

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

Acquisitions May Be Costly and Difficult to Integrate, Divert Management Resources or Dilute Shareholder Value
      Corillian has considered and made strategic acquisitions in the past and in the future may acquire or make investments in complementary companies, products or technologies. In 2005, Corillian acquired InteliData Technologies Corporation and qbt Systems Inc. Corillian may not be able to successfully integrate these companies, products or technologies. Specifically, InteliData Technologies has reported internal control deficiencies without a clear plan to correct those deficiencies, and qbt has not been subject to the internal control standards of a public company. The failure to successfully integrate InteliData and qbt and implement appropriate internal controls and procedures could have a material adverse effect on the results of operations and financial condition of the combined companies. Furthermore, in connection with acquisitions or investments, Corillian could:

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

Corillian’s Facility and Operations May Be Disabled by a Disaster or Similar Event, Which Could Damage Its Reputation and Require Corillian to Incur Financial Loss
      Corillian’s primary communications and network equipment related to its operations are currently located in Hillsboro, Oregon. Corillian does not currently have an alternate facility that can serve as a center of business operations. Corillian cannot assure that its data center and facility will operate after a disaster. In addition, Corillian may experience problems during the period following a disaster in reestablishing its systems and infrastructure. Although Corillian has a disaster recovery plan in place, Corillian does not currently have the technology or facilities to instantly recover full Internet services if its facility is not functioning. A disaster, such as a fire, an earthquake, a terrorist attack or a flood, at its facility could result in failures or interruptions in providing Corillian’s products and services to its customers. In addition, Corillian’s systems are vulnerable to operational failures, losses in power, telecommunications failure and similar events. Corillian has contracted to provide a certain level of service to its customers and, consequently, a failure or interruption of Corillian’s systems in the future could cause it to refund fees to some of its customers to compensate for decreased levels of service.

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
      Corillian also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, Corillian’s customers may develop competing products. For example, a customer may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions, including EDS, Fiserv, Jack Henry and Metavante, also offer Internet banking solutions that compete with Corillian’s solutions.

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
      In addition, an existing or potential customer may be acquired by or merged with one of Corillian’s existing customers that licenses Corillian’s products under a contract with more favorable terms and that can be applied to the acquired customer’s business operations. This may result in a reduction in Corillian’s anticipated revenues from the acquired customer. In 2004, two of Corillian’s largest customers, J.P. Morgan Chase and Bank One, merged, and one of Corillian’s customers, Charter One Bank, was acquired by Citizens Bank.

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

Newly Issued and Proposed Accounting Standards Could Increase the Company’s Stock-Based Compensation Expenses and Could Adversely Affect the Company’s Ability to Award Employees with Equity Instruments
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)) as a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires companies to measure the cost for all employee awards of equity instruments based on the fair value of the award on the grant date and the estimated probability of the award actually vesting. This cost is then recognized over the period during which an employee is required to provide service in exchange for the award or over the period in which performance based measures are achieved. Pro forma disclosure of the effects of equity based awards is not an alternative once the new standard is adopted. Compliance with Statement No. 123(R) may significantly increase the Company’s expenses for stock-based compensation and therefore could limit the Company’s ability to award employees with equity instruments. If one or more of its key employees were to resign as a result of this, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources.

Item 1B:	Unresolved Staff Comments
      None.

Item 2.	Properties
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
      Corillian also leased approximately 21,000 square feet in another office building in Beaverton, Oregon, of which approximately 12,000 square feet was subleased. The lease for this space expired in February 2005. Corillian did not renew this lease.
      On August 18, 2005, Corillian acquired InteliData Technologies Corporation (InteliData). As part of the acquisition, Corillian assumed all lease obligations from InteliData. Corillian assumed a lease of 33,000 square feet for operations in Reston, Virginia; this lease expires in December 2006 and Corillian intends to renew this lease upon its expiration. Corillian subleases 17,000 square feet at the Reston, Virginia location to a third party. Corillian also assumed a lease of 8,800 square feet for product development and operation facilities in Toledo, Ohio; this lease expires in April 2006 and Corillian intends to renew this lease upon its expiration. Corillian also assumed a lease of 9,200 square feet for its product development and customer service in Omaha, Nebraska; this lease expires in March 2006 and Corillian intends to renew this lease upon its expiration.
      On August 8, 2005, Corillian acquired qbt Systems, Inc. (qbt). As part of the acquisition, Corillian assumed all lease obligations from qbt. Corillian assumed a sublease of 5,000 square feet from a third party for operations in New York, New York; this lease expires in September 2007 and Corillian intends to renew this lease upon its expiration. Corillian also assumed a lease of 1,000 square feet for operations in Overland Park, Kansas; this lease expires in July 2006 and Corillian intends to renew this lease upon its expiration.
      Corillian does not own or lease any other properties or facilities. Corillian believes that the leased properties are sufficient for its current operations and for the foreseeable future.

Item 3.	Legal Proceedings
      Corillian is not currently involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Corillian’s Common Stock is traded on the NASDAQ National Market under the ticker symbol CORI. Public trading of the Common Stock commenced on April 12, 2000. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported by the NASDAQ National Market:

	High	Low

Year ended December 31, 2004
First Quarter	$8.15	$4.30
Second Quarter	$5.70	$3.72
Third Quarter	$6.25	$4.04
Fourth Quarter	$6.05	$4.38
Year ended December 31, 2005
First Quarter	$4.95	$2.82
Second Quarter	$3.67	$3.01
Third Quarter	$3.46	$3.02
Fourth Quarter	$3.27	$2.43
      As of February 28, 2006, Corillian’s common stock was held by 341 shareholders of record. Brokers and other institutions hold many of such shares on behalf of shareholders.
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

	Year Ended December 31,

	2005	2004		2003	2002		2001

	(In thousands, except for per share amounts)
Consolidated Statement of Operations Data:
Revenues	$49,220	$50,794		$46,132	$39,141		$53,848
Gross profit	28,924	32,345		25,631	18,719		23,491
Income (loss) from operations	1,856	11,185	(1)	6,396	(15,910	)(2)	(48,998	)(3)
Net income (loss)	2,653	10,480		5,126	(17,257)		(49,301)
Net income (loss) per share:
Basic	$0.06	$0.28		$0.14	$(0.49)		$(1.42)
Diluted	$0.06	$0.26		$0.14	$(0.49)		$(1.42)
Weighted average shares:
Basic	41,039	37,727		36,431	35,477		34,645
Diluted	42,146	40,474		37,813	35,477		34,645

(1)	Corillian recorded an impairment charge of $491 during the year ended December 31, 2004. See Note 10 to the consolidated financial statements for further discussion.

(2)	Corillian recorded restructuring and litigation settlement charges of $682 and $2,580, respectively, during the year ended December 31, 2002.

(3)	Corillian recorded restructuring and impairment charges of $18,097 during the year ended December 31, 2001.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except for per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,722	$29,200	$16,943	$13,221	$15,203
Restricted cash	—	—	—	1,003	—
Short-term investments	8,800	10,150	9,901	4,410	2,500
Working capital	19,611	29,417	14,417	5,924	17,759
Total assets	79,339	55,269	42,818	37,479	50,243
Debt and capital leases, long-term portion	—	629	1,075	1,600	3,730
Total shareholders’ equity	54,733	32,602	19,554	13,121	28,104
Cash dividends declared	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described in greater detail in Part 1, Item 1A, “Risk Factors,” and elsewhere in this Form 10-K. See Part I, Item 1, “Business — Special Note Regarding Forward Looking Statements.”
      Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.
Overview
      Corillian is a leading provider of solutions that enable banks, credit unions, brokers and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian provides a set of applications for Internet banking, online fraud prevention, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Corillian’s solutions integrate into existing database applications and systems and enable its customers to monitor transactions across all systems in real time. Corillian’s solutions are also designed to support multiple lines of business, including small business banking and credit card management, and to scale to support millions of users. Current Corillian customers include J.P. Morgan Chase, Wachovia Bank, The Huntington National Bank, Capital One and SunTrust Bank.
      Substantially all of Corillian’s revenues are derived from licensing Corillian’s software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation of software solutions, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognizes revenues for licenses, implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance and hosting services are recognized ratably over the term of the associated maintenance or hosting contract. Revenues derived from consulting services are recognized as the services are performed and revenues from transactional services are recognized as transactions are processed. Corillian generally licenses Corillian applications on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional seat sales are generally recognized in the period in which the licenses are sold.
      The market for new sales of Internet banking solutions was largely challenging in 2004 and 2005 due to various factors, including reluctance on the part of some banks to upgrade their Internet banking platforms or improve their Internet banking websites. New sales of Internet banking solutions improved toward the end of 2005, as Corillian ended the year with a revenue backlog of $43.0 million, the highest in Corillian history. Much of the increase in sales to new customers was attributable to increased sales of Corillian’s new Consumer Banking Application to smaller financial institutions, as well as increased sales of subscription and long-term service contracts. Moving forward, Corillian will continue to focus on developing additional applications to complement its market position within Internet banking and selling products and services to new and existing customers.
      On August 8, 2005, Corillian completed its acquisition of qbt Systems, Inc., a leading provider of integration solutions to electronic funds transfer networks and core data processors. qbt’s MultiPoint product is a powerful integration platform that allows financial institutions to integrate all of their delivery channel and account processing systems in one seamless network environment. The acquisition was an investment aimed at expanding Corillian’s product offering and customer base and will allow for a more seamless, real-time integration to the many different systems used in the industry today. These factors, among others, support the premium paid over the fair market value of individual assets. The total purchase price including merger related transaction costs was $5.4 million. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in $919,000 net liabilities assumed, goodwill of $5.0 million and intangibles of $1.3 million. Intangibles are being amortized to cost of revenues and sales and marketing over their estimated lives of 1 to 4 years. At the acquisition date, qbt did not have any in-process research and development as qbt was in between major product development cycles. Accordingly, Corillian did not recognize any expense for in-process research and development in its results of operations for the year ended December 31, 2005.
      On August 18, 2005, Corillian completed its acquisition of InteliData Technologies Corporation, a leading provider of electronic bill payment and presentment and online banking solutions to the financial services industry. InteliData’s products provide financial institutions with the real-time financial processing infrastructure needed to provide its customers with payment and presentment services and online banking via the Internet and other delivery channels. InteliData’s customers included banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The acquisition was an investment aimed at expanding Corillian’s product offering, customer base and revenue growth. These factors, among others, support the premium paid over the fair market value of individual assets. The total purchase price including merger related transaction costs was $21.2 million. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in net liabilities assumed of $3.9 million, goodwill of $21.9 million and intangibles of $3.2 million. Intangibles are being amortized to cost of revenues and sales and marketing over their estimated lives of 3 to 6 years. At the acquisition date, InteliData did not have any in-process research and development as InteliData was in between major product development cycles. Accordingly, Corillian did not recognize any expense for in-process research and development in its results of operations for year ended December 31, 2005.
      Since incorporation, Corillian has incurred substantial costs to develop and market its technology and to provide professional services. As a result, Corillian has an accumulated deficit of approximately $94.8 million as of December 31, 2005. Corillian has had three consecutive fiscal years, 2003 through 2005, of profitability. However, Corillian did incur minor losses in the third and fourth quarters of 2005 and its operating history makes it difficult to forecast future operating results. As a result of the rapid evolution of Corillian’s business and limited operating history, Corillian believes period-to-period comparisons of its results of operations, including its revenues and cost of revenues and operating expenses as a percentage of revenues are not necessarily indicative of its future performance. In addition, the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which Corillian will adopt in the first quarter of 2006 and requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method, will have a material negative impact on Corillian’s Consolidated Statements of Operations and could result in future operating losses. See Note 2 to the consolidated financial statements for further discussion.
      On December 22, 2005, Corillian’s Board of Directors approved the acceleration of vesting of those employee stock options with an exercise price equal to or greater than $5.00. The closing price of Corillian’s common stock as quoted on December 22, 2005 was $2.80 per share. The acceleration applied to all options outstanding as of December 30, 2005 under Corillian’s 2000 Stock Incentive Compensation Plan and 2003 Nonqualified Stock Incentive Compensation Plan. Options to purchase 354,218 shares of Corillian’s common stock, or approximately 0.8% of Corillian’s total outstanding options, with a weighted average exercise price of $5.74 and varying remaining vesting schedules, became immediately vested and exercisable on December 30, 2005. Of these 354,218 options, 200,000 options are held by one Corillian executive officer. No options held by Corillian’s directors were impacted by the acceleration of vesting. Because the affected options had exercise prices significantly in excess of the current price per share of Corillian’s common stock, the options have little or no incentive value. The vesting of these options was accelerated to avoid the recognition of expense with respect to these options under Statement No. 123(R), which Corillian has adopted effective January 1, 2006. Included in the pro forma stock-based compensation expense for 2005 in Note 2 is $1.2 million associated with the acceleration. As a result of this acceleration, Corillian estimates a reduction in stock-based compensation expense associated with this acceleration of approximately $612,000, $532,000 and $91,000 for fiscal years 2006, 2007 and 2008, respectively.
Critical Accounting Policies and Estimates
      Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s audited consolidated financial statements. The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates related to software revenue recognition, accrual for contracts in a loss position, valuation of long-lived assets, including intangible assets, which include goodwill and the valuation allowance for deferred tax assets require higher degrees of judgment than others in their application. Actual results may differ from these estimates under different assumptions or conditions.
      Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, income taxes, stock based compensation, accruals for contracts in loss positions, goodwill and intangibles. Corillian’s policy and related procedures for software revenue recognition are summarized below.
      Revenue Recognition. Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Corillian’s software arrangements generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and may also include hosting services. Corillian’s software licenses are, in general, functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation and training services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Corillian has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. The hosting element can be accounted for separately from the license element, as the customer can take possession of the software without significant penalty, in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware.
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
      Pursuant to SOP No. 81-1, on projects where reasonable estimates cannot be made due to inherent hazards, but where there is an assurance no loss will be incurred, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations.
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
      In arrangements where Corillian does not have an obligation to install its products, but may become involved in the installation of these products, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If Corillian determines that the customer or reseller can successfully install Corillian’s products in a production environment without Corillian’s involvement, Corillian will recognize non-refundable license fees in the period in which delivery occurs, assuming all other SOP No. 97-2 revenue recognition criteria are met.
      In certain arrangements, Corillian may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement or an obligation to deliver software customized to a customer specifications. In arrangements where Corillian is providing customized functionality on a best efforts basis, Corillian generally recognizes revenues as services are performed. Revenue from transactional services are recognized as transactions are processed.
      Where Corillian’s customers enter into arrangements to purchase Corillian’s software and services on a subscription basis, Corillian recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Under these arrangements, Corillian defers recognition of the implementation and license revenue and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship. Costs associated with implementation are deferred and recognized ratably over the life of the arrangements.
      Income Taxes. Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. This determination was based on an evaluation of positive and negative factors, including Corillian’s history of having net losses, losses in the third and fourth quarter of 2005, future projections and limitations on the use of net operating loss carryforwards. The valuation allowance at December 31, 2005 and 2004 were $34.0 million and $27.8 million, respectively. Corillian will continue to evaluate the need for a valuation allowance in future reporting periods.

      Stock-Based Compensation. Through fiscal year 2005, Corillian applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of Statement No. 123, as amended. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FIN No. 28.
      Goodwill and Intangible Assets. Goodwill and intangible assets are accounted for in accordance with Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Corillian performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2005 and identified no impairment. To determine whether or not goodwill is impaired, a test is performed comparing the book value of the “reporting unit” to its trading price. Statement No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized over the estimated useful lives, which range from one to six years. Corillian estimates amortization of intangibles to be $1.6 million in 2006.
      Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment, which replaces Statement No. 123, supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flow. Currently, Corillian uses the Black-Scholes model for option expense calculation and presents pro forma disclosure of the statements of operations effect in financial statement footnotes only under APB No. 25. However, under Statement No. 123(R), pro forma disclosure of the statements of operations effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. Statement No. 123(R) is effective for public companies with annual periods that begin after June 15, 2005. Corillian believes that the adoption of Statement No. 123(R) will have a material impact on its results of operations; however, Corillian is not able to determine the full effect of the adoption as it is dependant upon future grant activity, Corillian’s stock price, and other variables.
      In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 107, to provide guidance on Statement No. 123(R). SAB No. 107 provides the Staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement No. 123(R), the modification of employee share options prior to the adoption of Statement No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of Statement No. 123(R). SAB No. 107 was effective March 29, 2005. The adoption of SAB No. 107 is expected to have a material impact on the Company’s financial statements for the first quarter of 2006. Corillian currently estimates that Statement No. 123(R) and SAB No. 107 will reduce diluted net income per share by approximately $0.06 to $0.10 per share for fiscal 2006. In addition, Corillian’s existing line of credit requires Corillian to maintain certain levels of net income. The impact of FASB Statement No. 123(R) may result in future covenant violations under the line of credit if Corillian is unable to amend the covenant requirements of its existing line of credit or renegotiate new terms upon its renewal.
Results of Operations
      The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in Corillian’s audited consolidated statements of operations.

	Year Ended December 31,

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	41.2	36.3	44.4

Gross profit	58.8	63.7	55.6

Operating expenses:
Sales and marketing	15.9	14.3	13.9
Research and development	21.9	13.2	12.9
General and administrative	17.1	13.2	14.8
Amortization of deferred stock-based compensation	—	—	0.1
Impairment charges	—	1.0	—

Total operating expenses	55.0	41.7	41.7

Income from operations	3.8	22.0	13.9

Other income (expenses), net	1.7	(1.1)	(2.5)

Net income before income taxes	5.5%	20.9%	11.4%
Income taxes	0.1	0.3	0.3

Net income	5.4%	20.6%	11.1%

Comparison of Years Ended December 31, 2005, 2004, and 2003
Revenues

Years Ended December 31, 2005 and 2004
      Revenues decreased to $49.2 million in 2005 from $50.8 million in 2004. This decrease in revenues of $1.6 million, or 3%, was primarily due to a $9.9 million decrease in license revenue due to fewer large license sales in 2005, which was partially offset by a $6.9 million increase in professional services in 2005, as compared to 2004, and a $1.7 million increase in maintenance revenue in 2005, as compared to 2004. Professional services increased due to an increase in implementation projects in 2005, as compared to 2004, and the increase in maintenance revenue is due to Corillian’s customer base continuing to increase.
      Corillian’s international revenues contributed approximately $1.8 million, or 4%, to Corillian’s consolidated revenues in 2005, compared to $1.1, or 2%, million in 2004. Corillian does not expect its international revenues to be significant in fiscal year 2006. Corillian continues to pursue ways in which to increase international revenues through resellers. Until Corillian’s resellers are successful at distributing and implementing Corillian’s products internationally, Corillian does not anticipate that international revenues will comprise a significant percentage of its consolidated revenues.
      During 2005, one customer individually accounted for 10% of consolidated revenues. During 2004, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 29% of consolidated revenues.

Years Ended December 31, 2004 and 2003
      Revenues increased to $50.8 million in 2004 from $46.1 million in 2003. This increase in revenues of $4.7 million, or 10%, was primarily due to an increase in maintenance revenues of approximately $2.6 million, as Corillian’s customer base increased from 2003 to 2004. The increase in revenues was also due to an increase in hosting revenues of $1.5 million in 2004, as compared to 2003, primarily related to one significant hosted customer’s service starting in 2004.
      Corillian’s international revenues contributed approximately $1.1 million, or 2%, to Corillian’s consolidated revenues in 2004 and 2003, respectively.
      Due to certain triggering events included in a customer’s contract, beginning with the three-month period ended September 30, 2002, Corillian applied the “zero profit” methodology discussed above to three existing projects for one customer. Both revenue and expense recognized from these projects accounted for under the “zero profit” methodology during 2003 was approximately $714,000. As all three of this customer’s projects were completed and accepted during 2003, Corillian recognized an additional $1.0 million of revenues related to these projects, which had been previously deferred until completion of the projects, during 2003. Since all cost of revenues associated with these projects had been previously recognized using the “zero profit” methodology, recognition of this deferred revenue resulted in the corresponding recognition of $1.0 million in gross profit during 2003. No further revenues were deferred on these projects as of December 31, 2003.

Backlog
      As of December 31, 2005, Corillian had a backlog of unfilled orders of $43.0 million, as compared to a backlog of $32.4 million as of December 31, 2004. Backlog increased during 2005, as bookings were greater than revenues recognized during this period.
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
      Cost of revenues increased to $20.3 million in 2005 from $18.4 million in 2004. Gross profit decreased as a percentage of revenues to 58.8% in 2005 from 63.7% in 2004. The decrease in gross profit as a percentage of revenue was primarily due to less high-margin license revenue in 2005, as compared to 2004. Gross profit as a percentage of revenue also decreased due to $579,000 of amortization of intangibles being recorded to cost of revenues in 2005 as a result of the acquisitions of InteliData and qbt in August 2005.
      Cost of revenues decreased to $18.4 million in 2004 from $20.5 million in 2003. Gross profit increased as a percentage of revenues to 63.7% in 2004 from 55.6% in 2003. The increase in gross profit as a percentage of revenues during 2004, as compared to 2003, was mainly due to a higher percentage of higher-margin license, maintenance and hosting revenues. License, maintenance and hosting revenues, in dollars and as a percentage of revenues, increased during 2004, while professional service revenues, in dollars and as a percentage of revenues decreased. There are relatively few costs attributed to license revenues, and there were insignificant incremental costs attributed to the increased maintenance and hosting revenues. The decrease in cost of revenue was partially offset by $1.3 million of expenses, related to research and development personnel providing services for one of Corillian’s customers being classified as cost of revenues during 2004.

Operating Expenses
      Sales and Marketing Expenses. Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities.
      Sales and marketing expense increased to $7.9 million in 2005 from $7.3 million in 2004. This increase of $600,000, or 8%, was primarily due to $0.8 million of sales and marketing costs associated with the newly acquired companies from the acquisition dates through December 31, 2005. These costs were primarily due to sales and marketing headcount increasing by 11 as a result of the acquisitions.
      Corillian anticipates higher sales and marketing expenses during 2006, compared to 2005, due to continued investments in additional product lines and increased commissions. Corillian expects to maintain end of 2005 staffing levels for its sales and marketing department during 2006.
      Sales and marketing expense increased to $7.3 million in 2004 from $6.4 million in 2003. This increase of $900,000, or 14%, was primarily due to the number of personnel in marketing increasing to 10 at the end of 2004 from 7 at the end of 2003, which resulted in an increase of approximately $520,000 of payroll and payroll related expenses in 2004, compared to 2003. Sales and marketing expenses also increased due to consulting expenses increasing approximately $250,000 during 2004.
      Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.
      Research and development expenses increased to $10.8 million in 2005 from $6.7 million in 2004. This increase of $4.1 million, or 61%, was primarily due to increased headcount to 85 at December 31, 2005 from 59 at December 31, 2004, which resulted in an increase of approximately $3.8 million of payroll and payroll related expenses in 2005. The increase in headcount was due to a combination of Corillian increasing its investment in developing new and existing products as well as headcount additions due to business combinations. As of December 31, 2005, 12 of the 85 employees in research and development had been added to headcount as a result of business combinations.
      Corillian anticipates research and development expenses to increase during 2006, compared to 2005, due to continued investments in product development for existing and new products. Corillian expects to maintain end of 2005 staffing levels for its research and development department during 2006.
      Research and development expenses increased to $6.7 million in 2004 from $6.0 million in 2003. This increase of $700,000, or 12%, was primarily due to the number of personnel in research and development increasing from 46 at the end of 2003 to 59 at the end of 2004. This increase was partially offset by $1.3 million in research and development expenses, related to personnel providing services for one of Corillian’s customers, being classified as cost of revenues in 2004.
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
      General and administrative expenses increased to $8.4 million in 2005 from $6.7 million in 2004. The increase of $1.7 million, or 25%, was due to a $0.7 million increase in general and administrative expenses as a result of the InteliData and qbt acquisitions, as well as a $0.9 million increase of payroll and payroll related expenses due to headcount increasing to 40 at December 31, 2005, as compared to 36 at December 31, 2004.

      Corillian expects general and administrative expenses to increase in 2006 due to increased headcount.
      General and administrative expenses decreased to $6.7 million in 2004 from $6.8 million in 2003. The decrease of $100,000, or 1%, was due to a decrease in severance payments paid to departing officers in 2003. This decrease was partially offset by increased consulting fees related to Sarbanes-Oxley compliance costs and salaries as headcount in general and administrative increased from 30 at the end of 2003 to 36 at the end of 2004.
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
      Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price of stock options granted to employees and the fair value of Corillian’s common stock at the time of the grants. In addition, this amount includes the fair value of stock options granted to non-employees. This amount was being amortized over the respective vesting periods of these options on an accelerated basis. For 2005, 2004 and 2003, amortization of deferred stock-based compensation was $0, $0, and $35,000, respectively. All deferred stock-based compensation was amortized as of March 31, 2003.
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
Other Income (Expense), Net
      Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, interest expense, Corillian’s share of losses in equity investments, and other miscellaneous items. Other income (expense), net, increased to income of $858,000 in 2005 from an expense of $545,000 in 2004. This increase was primarily due to decreases in investment losses and interest expense. Corillian’s proportionate share of the net loss in Synoran, a limited liability company in which Corillian holds a minority investment interest, decreased by $685,000 in 2005, as compared to 2004, and Corillian’s interest expense decreased by $115,000 in 2005 due to Corillian paying off its line of credit in February 2005. Additionally, interest income increased approximately $591,000 in 2005, as compared to 2004, due to increasing interest rates on short-term investments.
      Other income (expense), net, decreased to an expense of $545,000 in 2004 from an expense of $1.1 million in 2003. This decrease was mainly due to a $320,000 decrease in Corillian’s proportionate share of Synoran’s net loss during 2004, as compared to 2003, as well as an increase in interest income of approximately $188,000 and a decrease in interest expense of approximately $104,000 during 2004, as compared to 2003.
      During 2006, Corillian anticipates other income will increase due to increasing interest rates with short-term investments. Additionally, Corillian’s investment balance in Synoran is $0 and therefore, no further losses will be incurred.
Income Taxes
      Corillian was profitable during 2005, 2004 and 2003. Although net operating loss carryforwards were used to offset taxable income for regular tax purposes, Corillian was subject to alternative minimum tax because only 90 percent of taxable income may be offset by net operating loss carryforwards for alternative minimum tax purposes. As a result, Corillian recorded an income tax charge of $61,000, $160,000 and $124,000 during 2005, 2004 and 2003, respectively.

      As of December 31, 2005, Corillian had federal and state net operating loss carryforwards of approximately $68.8 million and foreign net operating loss carryforwards of approximately $12.3 million to offset against future taxable income. Additionally, Corillian had alternative minimum tax credits of $254,000 and research and experimentation credits of $3.9 million. These carryforwards expire between 2006 and 2025. Corillian had net deferred tax assets, including Corillian’s net operating loss carryforwards and tax credits, of $34.0 million as of December 31, 2005. A full valuation allowance has been recorded against the net deferred tax asset balance due to uncertainties regarding the realizability of the asset balance.
Liquidity and Capital Resources
      As of December 31, 2005, Corillian had $25.5 million in cash, cash equivalents and short-term investments, as compared to $39.4 million as of December 31, 2004. Corillian acquired qbt Systems, Inc. on August 8, 2005 and InteliData Technologies on August 18, 2005. These acquisitions resulted in merger related transaction costs and cash paid to shareholders of $3.3 million and $4.5 million for qbt Systems Inc. and InteliData Technologies, respectively. Additionally, net liabilities assumed for qbt Systems Inc. and InteliData Technologies, excluding goodwill and intangibles, were $919,000 and $3.9 million, respectively. The combination of cash paid to shareholders and net liabilities assumed for the respective companies contributed to the decrease in cash, cash equivalents and short-term investments at December 31, 2005, as compared to December 31, 2004.
      Cash used in operating activities was $4.9 million for fiscal year 2005. In 2005, cash flow from operations decreased by $4.5 million due to payments of accounts payable and accrued liabilities, which decreased cash flow from operations primarily due to payment of liabilities assumed in business combinations. The timing of cash receipts from accounts receivable resulted in a decrease of cash flow from operations by $2.4 million and changes in deferred revenue decreased cash flow from operations by $1.7 million due to the timing of billings and revenue recognized. These amounts were offset by $4.9 million of net income adjusted for certain non-cash items. Cash used in investing activities was $7.4 million for 2005, which was primarily due to $7.7 million of cash paid for acquisitions. Additionally, cash used to purchase property and equipment decreased cash and cash equivalents by $1.1 million and the net proceeds from the sales of available-for-sale investments increased cash and cash equivalents by $1.4 million. Cash used in financing activities was $141,000 for 2005. This was due to $309,000 of cash used for registration costs associated with business combinations and $911,000 of cash paid on line of credit borrowings, offset by $1.1 million of proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases.
      Cash provided by operating activities was $12.4 million for fiscal year 2004, which was primarily due to $13.9 million of net income adjusted for certain non-cash items and changes in assets and liabilities. Various other items affected Corillian’s cash provided by operating activities in 2004, offsetting this increase. In 2004, Corillian’s deferred revenue balance increased by $1.1 million, primarily due to the timing of billings on large license sales in relation to the periods revenue was recognized. Accounts receivable increased $1.9 million in 2004, as compared to 2003, due to the timing of billings sent and payments received. Cash flows used in investing activities was $968,000 in 2004, primarily due to the purchase of property plant and equipment. Cash flows from financing activities was $795,000 in 2004, primarily due to $2.5 million of proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases, offset by $1.7 million of cash paid on line of credit borrowings.
      Cash provided by operating activities was $11.3 million for fiscal year 2003, which was primarily due to $9.8 million of net income adjusted for certain non-cash items and changes in assets and liabilities. Various other items affected Corillian’s cash provided by operating activities. In 2003, Corillian’s accounts receivable balance increased by $1.9 million due to the timing of billings and receipt of payments on large license sales. Corillian’s deferred revenue balance increased by $1.6 million in 2003 due to the timing of billings on large license sales in relation to the periods the revenue was recognized. During 2003, Corillian also satisfied the contractual requirements that allowed for the release of $1.6 million of escrow funds that Corillian had previously recorded in other receivables and released restrictions on another $1.0 million of cash that Corillian had previously recorded as restricted cash. Cash flows from investing activities was $7.6 million in 2003, which consisted of net purchases in short-term investments of $5.5 million, $1.1 million of property and equipment purchases and a $1.0 million cash investment in Synoran. Cash flows provided by financing activities increased $32,000, which consisted of $1.3 million in proceeds received from the issuance of common stock pursuant to Corillian’s employee stock plans and $860,000 in net payments on line of credit borrowings.
      Working capital decreased to $19.6 million as of December 31, 2005, as compared to $29.4 million as of December 31, 2004. This decrease was primarily due to cash used in business combinations and operating activities.
      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. As of December 31, 2004, approximately $911,000 was outstanding under this line of credit. In February 2005, Corillian paid off the remaining balance outstanding under this line of credit.
      In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs as necessary. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, quick ratio, liabilities to tangible net worth ratio and certain levels of net income. As of December 31, 2005, Corillian had not borrowed from this line of credit.
      As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. If Corillian is unable to amend the covenant requirements of its existing line of credit or renegotiate new terms upon its renewal, the impact of FASB Statement No. 123(R), which will result in increased stock option expenses, may result in future covenant violations.
      In May 2000, Corillian entered into a lease for its new corporate headquarters, which is located in Hillsboro, Oregon and consisted of approximately 122,000 square feet. The lease had a term of seven years. In August 2004, Corillian amended the lease, to reduce the space leased effective as of January 1, 2005 to approximately 100,000 square feet. The amendment also extended the lease expiration date to September 2010. Under the terms of the amended lease, monthly rent ranges from approximately $186,000 to approximately $199,000. Corillian records rent expense on a straight-line basis over the lease term in accordance with FASB Statement No. 13, Accounting for Leases. Pursuant to Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Corillian recognized an impairment charge of $491,000 in September 2004 to write off the remaining book value of long-lived assets in the space Corillian has abandoned and ceased to use.
      Corillian also leased approximately 21,000 square feet in another office building in Beaverton, Oregon, of which approximately 12,000 square feet were subleased. The lease for this space expired in February 2005. Under the terms of this lease, Corillian’s monthly rent was approximately $29,000 and Corillian received approximately $6,000 per month from subleasing a portion of this office building. Corillian did not renew this lease.
      As part of the acquisition of InteliData on August 18, 2005, Corillian assumed all contractual lease obligations from InteliData. Corillian assumed leases in Reston, Virginia that expires in December 2006, Toledo, Ohio that expires in April 2006 and Omaha, Nebraska that expires in March 2006. Corillian intends to renew these leases upon their expiration.
      As part of the acquisition of qbt on August 8, 2005, Corillian assumed a lease and sublease from qbt. Corillian assumed a sublease in New York, New York that expires in September 2007 and a lease in Overland Park, Kansas that expires in July 2006. Corillian intends to renew these leases upon their expiration.
      Corillian had no material financial obligations as of December 31, 2005, other than obligations under its operating leases and minimum vendor commitments. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of Corillian’s operations, both domestically and internationally. Corillian believes its current cash, cash equivalents and short-term investments will be sufficient to meet its working capital requirements for at least the next 12 months.
      Contractual Obligations. Corillian is contractually obligated to make the following payments as of December 31, 2005 (in thousands):

		Less than	1-3	3-5
	Total	1 Year	Years	Years

Capital lease obligations	$4	$4	$—	$—
Operating lease commitment	12,058	3,297	4,699	4,062
Purchase obligations	1,593	626	947	20

Total contractual obligations	$13,655	$3,927	$5,646	$4,082

      The future minimum lease obligations do not include $452,000 of expected receipts from subleases in 2006.
Off-Balance Sheet Arrangements
      Corillian has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Interest Rate Sensitivity
      As of December 31, 2005 and 2004, Corillian had $25.5 million and $39.4 million, respectively, in cash, cash equivalents and short-term investments. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to interest rate risks on its available-for-sale investments as these investments are all bought and sold at par value. Corillian’s short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. Corillian manages this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect our interest income that is generated from our short-term investments. If interest rates increase or decrease equally during 2006, by a total of one percent, Corillian’s interest income would increase or decrease by approximately $160,000, respectively. In 2006, Corillian may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.

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
      The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the Evaluation Date). Based on that evaluation, Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information required to be disclosed by Corillian in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to Corillian’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
      Corillian Corporation’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control  — Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Corillian Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.
      Based on this assessment, management has determined that, as of December 31, 2005, Corillian Corporation maintained effective internal control over financial reporting.
      KPMG LLP, independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report included in (d) below.
      (c) Changes in internal controls.
      There was no change to Corillian’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Corillian’s internal control over financial reporting.
      (d) Report of independent registered public accounting firm.

The Board of Directors and Shareholders
Corillian Corporation:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Corillian Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Corillian Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Corillian Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Corillian Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 15, 2006

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Corillian has adopted a code of ethics for its Chief Executive Officer and senior financial officers. Corillian has made the code of ethics available in the Investor Relations section of its website at www.corillian.com. If Corillian waives, or implicitly waives, any material provision of the code, or substantially amends the code, Corillian will disclose that fact in the Investor Relations section of its website at www.corillian.com.
      The other information called for by Part III, Item 10, is incorporated by reference to the applicable information in Corillian’s Proxy Statement relating to Corillian’s 2006 annual meeting of shareholders, which Corillian intends to file within 120 days of December 31, 2005, Corillian’s fiscal year end.

Item 11.	Executive Compensation
      Information called for by Part III, Item 11, is incorporated by reference to the applicable information in Corillian’s Proxy Statement relating to Corillian’s 2006 annual meeting of shareholders, which Corillian intends to file within 120 days of December 31, 2005, Corillian’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      Information called for by Part III, Item 12, but not included below, is incorporated by reference to the applicable information in Corillian’s Proxy Statement relating to Corillian’s 2006 annual meeting of shareholders, which Corillian intends to file within 120 days of December 31, 2005, Corillian’s fiscal year end.

Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 about Corillian’s common stock that may be issued to employees, consultants or directors under Corillian’s currently existing equity compensation plans:

	Securities Authorized for Issuance
	Under Equity Compensation Plans

	Number of Shares to			Number of Shares
	be Issued Upon		Weighted-Average	Remaining Available for
	Exercise of		Exercise Price of	Issuance Under Equity
	Outstanding Options		Outstanding Options	Compensation Plans

Equity compensation plans approved by shareholders	5,780,181	(1)	$3.77	1,030,441	(2)(3)
Equity compensation plans not approved by shareholders	594,563		5.63	251,562

	6,374,744		$3.94	1,282,003

(1)	Excludes 585 shares of Corillian’s common stock that are issuable upon the exercise of outstanding options that were assumed in connection with Corillian’s acquisition of Hatcher Associates Inc., with a weighted average exercise price of $6.84.

(2)	Includes 1,030,384 shares remaining available for issuance under Corillian’s 2000 Stock Incentive Compensation Plan. The 2000 Stock Incentive Compensation Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Stock Option Plan as of the effective date of the 2000 Stock Incentive Compensation Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. Excludes 400,000 additional shares of common stock that became available for purchase under the 2000 Stock Incentive Compensation Plan on January 1, 2006 pursuant to the evergreen formula. Shares that remain available for purchase under Corillian’s 2000 Stock Incentive Compensation Plan may be granted as stock options, stock awards, restricted stock awards or restricted stock units.

(3)	Includes 57 shares remaining available for issuance under Corillian’s 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 333,333 additional shares of common stock that became available for issuance under the 2000 Employee Stock Purchase Plan on January 1, 2006 pursuant to the evergreen formula.

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
      Information called for by Part III, Item 13, is incorporated by reference to the applicable information in Corillian’s Proxy Statement relating to Corillian’s 2006 annual meeting of shareholders, which Corillian intends to file within 120 days of December 31, 2005, Corillian’s fiscal year end.

Item 14.	Principal Accountant Fees and Services
      Information called for by Part III, Item 14, is incorporated by reference to the applicable information in Corillian’s Proxy Statement relating to Corillian’s 2006 annual meeting of shareholders, which Corillian intends to file within 120 days of December 31, 2005, Corillian’s fiscal year end.

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

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

CORILLIAN CORPORATION

By:	/s/ PAUL K. WILDE

Chief Financial Officer
(Principal Financial Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities

/s/ ALEX P. HART Alex P. Hart	Chief Executive Officer and Director Principal Executive Officer

/s/ PAUL K. WILDE Paul K. Wilde	Chief Financial Officer Principal Financial and Accounting Officer

/s/ ROBERT G. BARRETT Robert G. Barrett	Director

/s/ ERIC DUNN Eric Dunn	Director

/s/ TYREE B. MILLER Tyree B. Miller	Director

/s/ JAMES R. STOJAK James R. Stojak	Director

/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated March 31, 2005, by and among Corillian Corporation, InteliData Technologies Corporation and Wizard Acquisition Corporation (incorporated by reference to Exhibit 2.1 of Corillian’s report on Form 8-K dated March 31, 2005)

2.2		Agreement and Plan of Merger, dated August 5, 2005, by and among Corillian Corporation, qbt Systems Inc., Quantum Acquisition Corporation, Quarry Acquisition LLC and the Shareholders of qbt Systems Inc. (incorporated by reference to Exhibit 2.1 of Corillian’s report on Form 8-K dated August 5, 2005)

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Corillian’s Form S-1, as amended, File No. 333-95513)

3.2		Bylaws (incorporated by reference to Exhibit 3.4 of Corillian’s Form S-1, as amended, File No. 333-95513)

4.1		Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Corillian’s Form S-1, as amended, File No. 333-95513)

10	.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)

10	.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)

10	.3*	Corillian’s Amended and Restated 1997 Stock Option Plan

10.4		Lease between CarrAmerica Realty Corporation and Corillian, dated May 22, 2000

10.5		Loan Agreement between Corillian Corporation and Silicon Valley Bank, dated November 9, 2000

10	.6*	Form of Stock Option Agreement with certain employees

10.7		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 30, 2001 (incorporated by reference to Exhibit 10.9 of Corillian’s report on Form 10-K for the year ended December 31, 2001)

10	.8*	Form of Indemnification Agreement between Corillian and its directors and executive officers (incorporated by reference to Exhibit 10.13 of Corillian’s report on Form 10-Q for the quarter ended March 31, 2001)

10	.9*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2002)

10.10		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated November 13, 2002 (incorporated by reference to Exhibit 10.5 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2002)

10	.11*	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.12*	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.13*	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10.14		Loan Modification Agreement between Corillian Corporation and Silicon Valley Bank, dated June 16, 2003 (incorporated by reference to Exhibit 10.4 of Corillian’s report on Form 10-Q for the quarter ended June 30, 2003)

10	.15*	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)

10	.16*	Form of Severance Agreement for Certain Employees (incorporated by reference to Exhibit 10.2 of Corillian’s report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
No.		Description

10.17		First Amendment to Lease Agreement between CarrAmerica Realty Operating Partnership, L.P. and Corillian Corporation, dated August 23, 2004 (incorporated by reference to Exhibit 99.1 of Corillian’s report on Form 8-K dated August 23, 2004)

10	.18*	Separation Agreement and General Release between Corillian Corporation and an Executive Officer, dated February, 17, 2005 (incorporated by reference to Exhibit 10.1 of Corillian’s report on Form 8-K dated February 17, 2005)

10.19		Key terms of Executive compensation arrangements

10.20		Key terms of Director compensation arrangements

21.1		Subsidiaries of the Company

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Corillian Corporation:
      We have audited the accompanying consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corillian Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corillian Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
March 15, 2006

CORILLIAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,722	$29,200
Short-term investments	8,800	10,150
Accounts receivable, net	12,063	8,218
Other receivables	780	206
Revenue in excess of billings	2,387	1,363
Prepaid expenses and deposits	2,527	1,696

Total current assets	43,279	50,833
Property and equipment, net	3,548	3,800
Goodwill	26,899	—
Intangibles, net	3,856	—
Other assets	1,757	636

Total assets	$79,339	$55,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,672	$979
Accrued liabilities	3,589	2,468
Deferred revenue	15,522	16,630
Current portion of long-term debt and capital lease obligations	3	296
Other current liabilities	1,882	1,043

Total current liabilities	23,668	21,416
Long-term debt and capital lease obligations, less current portion	—	629
Other long-term liabilities	938	622

Total liabilities	24,606	22,667

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 150,000 shares authorized; 44,696 and 38,408 shares issued and outstanding at December 31, 2005 and 2004, respectively	149,447	129,969
Accumulated other comprehensive income	61	61
Accumulated deficit	(94,775)	(97,428)

Total shareholders’ equity	54,733	32,602

Total liabilities and shareholders’ equity	$79,339	$55,269

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues	$49,220	$50,794	$46,132
Cost of revenues	20,296	18,449	20,501

Gross profit	28,924	32,345	25,631

Operating expenses:
Sales and marketing	7,850	7,291	6,422
Research and development	10,789	6,690	5,968
General and administrative	8,429	6,688	6,810
Amortization of deferred stock-based compensation	—	—	35
Impairment charges	—	491	—

Total operating expenses	27,068	21,160	19,235

Income from operations	1,856	11,185	6,396
Other income (expense), net:
Interest income	1,003	412	224
Interest expense	(25)	(140)	(244)
Loss on joint venture	(128)	(813)	(1,133)
Other income (expense), net	8	(4)	7

Total other income (expense), net	858	(545)	(1,146)

Net income before income taxes	2,714	10,640	5,250
Income taxes	61	160	124

Net income	$2,653	$10,480	$5,126

Basic net income per share	$0.06	$0.28	$0.14
Diluted net income per share	$0.06	$0.26	$0.14
Shares used in computing basic net income per share	41,039	37,727	36,431
Shares used in computing diluted net income per share	42,146	40,474	37,813
See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Deferred	Other		Total
			Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balance, December 31, 2002	36,147	$126,141	$(35)	$49	$(113,034)	$13,121
Exercise of common stock options	490	1,115	—	—	—	1,115
Issuance of common shares under employee stock purchase plan	254	158	—	—	—	158
Amortization of deferred stock-based compensation	—	—	35	—	—	35
Foreign currency translation	—	—	—	(1)	—	(1)
Net income	—	—	—	—	5,126	5,126

Balance, December 31, 2003	36,891	$127,414	$—	$48	$(107,908)	$19,554
Exercise of common stock options	1,009	1,969	—	—	—	1,969
Issuance of common shares under employee stock purchase plan	508	505	—	—	—	505
Income tax benefit of equity transactions	—	81	—	—	—	81
Foreign currency translation	—	—		13		13
Net income	—	—	—	—	10,480	10,480

Balance, December 31, 2004	38,408	$129,969	$—	$61	$(97,428)	$32,602
Issuance of common stock in InteliData acquisition, net of registration costs	4,917	16,309	—	—	—	16,309
Issuance of common stock in qbt acquisition	643	2,059	—	—	—	2,059
Exercise of common stock options	334	470	—	—	—	470
Issuance of common shares under employee stock purchase plan	394	620	—	—	—	620
Income tax benefit of equity transactions	—	20	—	—	—	20
Net income	—	—	—	—	2,653	2,653

Balance, December 31, 2005	44,696	$149,447	$—	$61	$(94,775)	$54,733

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$2,653	$10,480	$5,126
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	1,534	2,200	3,715
Amortization of deferred stock-based compensation	—	—	35
Amortization of intangible assets	644	—	—
Impairment of long-lived assets	—	491	—
Equity in losses of joint venture	128	813	1,133
Recovery of bad debts	(41)	(199)	(173)
(Gain) loss on sale of assets	(8)	(7)	8
Income tax benefit of equity transactions	20	81	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed (see Note 8)
Restricted cash	—	—	1,003
Accounts receivable	(2,419)	(1,925)	(1,931)
Other receivables	(326)	20	1,562
Revenue in excess of billings	(616)	(105)	284
Prepaid expenses, deposits and other assets	(899)	(523)	380
Accounts payable and accrued liabilities	(4,463)	190	(596)
Deferred revenue	(1,697)	1,070	1,579
Other liabilities	550	(159)	(840)

Net cash (used in) provided by operating activities	(4,940)	12,427	11,285

Cash flows from investing activities:
Purchase of property and equipment	(1,095)	(728)	(1,112)
Proceeds from sale of property and equipment	8	9	—
Purchase of available-for-sale investments	(8,250)	(19,000)	(15,450)
Proceeds from the sales of available-for-sale Investments	9,600	18,150	9,650
Purchase of held-to-maturity investments	—	(1,200)	(601)
Proceeds from the maturities of held-to-maturity Investments	—	1,801	910
Investment in joint venture	—	—	(1,000)
Cash paid for acquisition of InteliData, net of cash acquired	(4,509)	—	—
Cash paid for acquisition of qbt, net of cash acquired	(3,150)	—	—

Net cash used in investing activities	(7,396)	(968)	(7,603)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,090	2,474	1,273
Registration costs associated with shares issued in business combinations	(309)	—	—
Proceeds from line of credit borrowings	—	—	1,000
Payments on line of credit borrowings	(911)	(1,662)	(1,860)
Principal payments on capital lease obligations	(11)	(17)	(381)

Net cash (used in) provided by financing activities	(141)	795	32

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	3	8

(Decrease) increase in cash and cash equivalents	(12,478)	12,257	3,722
Cash and cash equivalents at beginning of year	29,200	16,943	13,221

Cash and cash equivalents at end of year	$16,722	$29,200	$16,943

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25	$140	$244
Taxes	113	97	131
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in InteliData acquisition	$16,618	—	—
Common stock issued in qbt acquisition	2,059	—	—
See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Company
      Corillian Corporation was incorporated in Oregon in 1997. Corillian is a provider of solutions that enable banks, brokers and other financial service providers to rapidly deploy Internet-based financial services. Corillian’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. Corillian also offers a variety of services to support its customers throughout the process of implementing and maintaining its solutions.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates
      The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates related to software revenue recognition, accrual for contracts in a loss position, valuation of long-lived assets, including intangible assets, which include goodwill and the valuation allowance for deferred tax assets require higher degrees of judgment than others in their application. Actual results may differ from these estimates under different assumptions or conditions.

(b)	Principles of Consolidation
      The consolidated financial statements include the financial statements of Corillian Corporation and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian South Asia Sdn Bhd., Corillian Community Banking Solutions, LLC and Corillian Payment Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

(c)	Revenue Recognition
      Corillian recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Corillian’s software arrangements generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and may also include hosting services. Corillian’s software licenses are, in general, functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation and training services, together with custom software engineering services that are essential to the functionality of the software, are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Corillian has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, and (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements. The hosting element can be accounted for separately from the license element, as the customer can take possession of the software without significant penalty, in accordance

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware.
      The percentage-of-completion method is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. Corillian has the ability to make reasonably dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. Corillian reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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
      Pursuant to SOP No. 81-1, on projects where reasonable estimates cannot be made due to inherent hazards, but where there is an assurance no loss will be incurred, Corillian limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in Corillian’s consolidated statements of operations.
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
      Corillian generally licenses its products on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license agreements require customers to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional license seat sales, less any amounts related to maintenance included in the arrangement, are generally recognized in the period in which the

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
licenses are sold as delivery has already occurred. Revenue from transactional services are recognized as transactions are processed.
      In arrangements where Corillian does not have an obligation to install its products, but may become involved in the installation of these products, Corillian recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If Corillian determines that the customer or reseller can successfully install Corillian’s products in a production environment without Corillian’s involvement, Corillian will recognize non-refundable license fees in the period in which delivery occurs, assuming all other SOP No. 97-2 revenue recognition criteria are met.
      In certain arrangements, Corillian may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement or an obligation to deliver software customized to a customer specifications. In arrangements where Corillian is providing customized functionality on a best efforts basis, Corillian generally recognizes revenues as services are performed. At December 31, 2005, Corillian applied this methodology to one existing project. Total deferred project costs under the completed contract method were $770,000 at December 31, 2005.
      Where Corillian’s customers enter into arrangements to purchase Corillian’s software and services on a subscription basis, Corillian recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Under these arrangements, Corillian defers recognition of the implementation and license revenue and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship. Costs associated with implementation are deferred and recognized ratably over the life of the arrangements.

(d)	Cash Equivalents
      Cash equivalents consist of demand deposit accounts, money market mutual funds and commercial paper with original maturities of 90 days or less, which are carried at market value, which approximates cost. Cash equivalents totaled $12.2 million and $24.8 million as of December 31, 2005 and 2004, respectively.

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
      Corillian’s short-term investments consist of taxable government agency bonds with original maturities between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities of greater than one year. Taxable government agency bonds are classified as held-to-maturity, as the Company has the intent and ability to hold these securities to maturity. All held-to-maturity investments are recorded at amortized cost. Corillian classifies taxable municipal bonds, auction rate securities, with maturities greater than one year as short-term available-for-sale securities and reports them at cost which approximates market. Corillian views its auction rate securities as short-term investments, even though the original maturity dates are greater than one year, as they are bought and sold at par every 28 to 35 days and therefore are available for use in normal operations.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The decline in the market value of any investment that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment charge is included in earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, Corillian considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. There have been no impairments of held-to-maturity or available-for-sale securities identified or recorded by Corillian and no securities have been in an unrealized loss position for an extended period of time.
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

(g)	Goodwill and Intangible Assets
      Goodwill and intangible assets are accounted for in accordance with Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Corillian performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2005 and identified no impairment. To determine whether or not goodwill was impaired, a test was performed comparing the book value of the “reporting unit” to its trading price. Statement No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized over the estimated useful lives, which range from one to six years.

(h)	Long-Lived Assets
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

(i)	Investment in Joint Venture
      Investments in businesses in which Corillian owns less than a 50% interest and can exert significant influence over are accounted for using the equity method of investment accounting. EITF 03-16, Accounting for Investments in Limited Liability Companies, requires that investments in limited partnerships be accounted for using the equity method when the percentage of ownership is greater than 5%. Accordingly, Corillian accounts for its investment in Synoran LLC using the equity method of accounting. Under the equity method, Corillian records an investment in the stock at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the business after the date of investment based on its ownership percentage of the business as a whole.
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

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
produce and market solutions that enable financial institutions to collect and coordinate their data from all delivery channels including tellers, ATM’s, web banking sites, among others, on a real time basis, using existing financial institution legacy systems as well as new channel applications.
      Pursuant to the agreement, Corillian contributed $3.0 million in cash in 2000. Corillian’s ownership percentage of Synoran as of December 31, 2005, was 12.3%. Corillian has one representative on Synoran’s board of managers. Corillian invested an additional $1.0 million in cash in Synoran during 2003. During the years ended December 31, 2005, 2004 and 2003, Corillian recorded $128,000, $813,000 and $1.1 million, respectively, of losses related to its investment in Synoran. As of December 31, 2005, Corillian did not have a remaining investment balance in Synoran. Corillian does not have an obligation to further fund Synoran and has ceased applying the equity method.

(j)	Accounts Receivable
      Trade accounts receivable are recorded at invoiced amount and do not bear interest. Corillian performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of its customers. Management provides an allowance for doubtful accounts based on current customer information and historical statistics. The allowance for doubtful accounts is Corillian’s best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Corillian does not have any off-balance-sheet credit exposure related to its customers. At December 31, 2005 and 2004, Corillian’s allowance for doubtful accounts receivable was $100,000 and $101,000, respectively.
      The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	2005	2004	2003

Beginning allowance balance	$101	$101	$399
(Recovery) provision	(41)	(199)	(173)
Charge-offs	40	199	(125)

Ending allowance balance	$100	$101	$101

(k)	Property and Equipment
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

(l)	Research and Development
      Research and development costs are expensed as incurred.

(m)	Capitalized Software
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

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Completion of a working model of Corillian’s products and general release has substantially coincided. As a result, Corillian has not capitalized any software development costs during the three-year period ended December 31, 2005 and charged all such costs to research and development expense as incurred.
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

(n)	Concentration of Business and Credit Risk
      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Banks and other financial institutions accounted for a majority of Corillian’s revenues during the three-year period ended December 31, 2005. A majority of Corillian’s revenues are generated from the financial services industry. Accordingly, Corillian’s near and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity.
      Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of December 31, 2005, one customer individually accounted for 18% of consolidated accounts receivable. As of December 31, 2004, four customers accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 65% of Corillian’s consolidated accounts receivable balance as of December 31, 2004.
      Three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2005. These customers accounted for approximately 47% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2005. One customer individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2004. This customer accounted for approximately 49% of Corillian’s consolidated revenue in excess of billing balance as of December 31, 2004.
      Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.

(o)	Risk of Technological Change
      A substantial portion of Corillian’s revenues are generated from the development and rapid release to market of computer software products and enhancements. In the extremely competitive industry environment in which Corillian operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various risks inherent in such products. Additionally, Corillian’s production strategy relies on certain employees’ ability to deliver implemented products in time to meet critical development and distribution

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
schedules. In light of these dependencies, it is reasonably possible that failure to successfully manage a significant product introduction or failure of certain employees to deliver implemented products as needed could have a severe impact on Corillian’s growth, results of operations and liquidity.

(p)	Stock-Based Compensation
      At December 31, 2005, Corillian had various stock-based compensation plans, including stock option plans and an employee stock purchase plan, which are described more fully in Notes 5 and 6. Corillian applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, Accounting for Stock-Based Compensation and Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Corillian has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual stock option awards consistent with the method prescribed in FIN No. 28.
      The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except for per share
	data)
Net income, as reported	$2,653	$10,480	$5,126
Add: Stock-based compensation expense determined using the intrinsic value method	—	—	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,138)	(2,980)	(3,717)

Pro forma net (loss) income	$(1,485)	$7,500	$1,444

Basic — as reported	$0.06	$0.28	$0.14
Basic — pro forma	$(0.04)	$0.20	$0.04
Diluted — as reported	$0.06	$0.26	$0.14
Diluted — pro forma	$(0.04)	$0.19	$0.04
      Information related to the assumptions used in the above calculations is further described in Notes 5 and 6.
      Corillian accounts for stock issued to non-employees in accordance with the provisions of Statement No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      On December 22, 2005, Corillian’s Board of Directors approved the acceleration of vesting of those employee stock options with an exercise price equal to or greater than $5.00. The closing price of Corillian’s common stock as quoted on December 22, 2005 was $2.80 per share. The acceleration applied to all options outstanding as of December 30, 2005 under Corillian’s 2000 Stock Incentive Compensation Plan and 2003

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nonqualified Stock Incentive Compensation Plan. Options to purchase 354,218 shares of Corillian’s common stock, or approximately 0.8% of Corillian’s total outstanding options, with a weighted average exercise price of $5.74 and varying remaining vesting schedules, became immediately vested and exercisable on December 30, 2005. Of these 354,218 options, 200,000 options are held by one Corillian executive officer. No options held by Corillian’s directors were impacted by the acceleration of vesting. Because the affected options had exercise prices significantly in excess of the current price per share of Corillian’s common stock, the options have little or no incentive value. The vesting of these options was accelerated to avoid the recognition of expense with respect to these options under Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which Corillian has adopted effective January 1, 2006. Included in the pro forma stock-based compensation expense for 2005 is $1.2 million associated with the acceleration.

(q)	Net Income Per Share
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
      The following is a reconciliation of basic and diluted weighted-average shares:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Shares for basic net income per share:
Weighted-average common shares	41,039	37,727	36,431
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,107	2,747	1,382

Shares for diluted net income per share:	42,146	40,474	37,813

      The following shares issuable under stock options and would not result in additional dilutive shares under the treasury stock method as they would be anti dilutive because their exercise price was greater than the weighted average stock price for the period:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Shares issuable under stock options	2,218	1,202	3,128

(r)	Comprehensive Income (Loss)
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

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Income Taxes
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

(t)	Fair Value of Financial Instruments
      The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts and notes receivable, revenue in excess of billings, and accounts payable approximate fair values due to the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value as the stated interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

(u)	Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment, which replaces Statement No. 123, supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flow. Currently, Corillian uses the Black-Scholes model for option expense calculation and presents pro forma disclosure of the statements of operations effect in financial statement footnotes only under APB No. 25. However, under Statement No. 123(R), pro forma disclosure of the statements of operations effects of share-based payments will no longer be an alternative and all share-based payments to employees, including grants of employee stock options, will be recognized in the financial statements based on their fair values. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. Statement No. 123(R) is effective for public companies with annual periods that begin after June 15, 2005. Corillian believes that the adoption of Statement No. 123(R) will have a material impact on its results of operations; however, Corillian is not able to determine the full effect of the adoption as it is dependant upon future grant activity, Corillian’s stock price, and other variables.
      In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 107, to provide guidance on Statement No. 123(R). SAB No. 107 provides the Staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement No. 123(R), the modification of employee share options prior to the adoption of Statement No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of Statement No. 123(R). SAB No. 107 was effective March 29, 2005. The adoption of SAB No. 107 is expected to have a material impact on the Company’s financial statements for the first quarter of 2006. Corillian currently estimates that Statement No. 123(R) and SAB No. 107 will reduce diluted net income per share by approximately $0.06 to $0.10 per share for fiscal 2006 (unaudited).

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Balance Sheet Components

(a)	Short-Term Investments
      Short-term investments consisted of the following at December 31:

	2005	2004

	(In thousands)
Available-for-sale	$8,800	$10,150
Held-to-maturity	—	—

	$8,800	$10,150

      No individual securities have been in an unrealized loss position for more than ninety days.

(b)	Property and Equipment, Net
      Property and equipment, net, consisted of the following at December 31:

	2005	2004

	(In thousands)
Computer equipment and software	$13,076	$11,959
Furniture, fixtures and other equipment	2,758	2,909
Leashold improvements	3,850	3,830

	19,684	18,698
Less accumulated depreciation and amortization	(16,136)	(14,898)

	$3,548	$3,800

      Depreciation expense was $1.5 million, $2.2 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2004, Corillian recognized a $491,000 impairment charge to write-off the remaining book value of long-lived assets that it abandoned and ceased to use. See Note 10.

(c)	Accrued Liabilities
      Accrued liabilities consisted of the following at December 31:

	2005	2004

	(In thousands)
Payroll and related expenses	$2,337	$1,564
Other accrued liabilities	1,252	904

	$3,589	$2,468

(4)	Income Taxes
      Domestic and foreign pre-tax income is as follows for the year ended December 31:

	2005	2004	2003

	(In thousands)
Domestic	$2,192	$9,942	$5,034
Foreign	522	698	216

	$2,714	$10,640	$5,250

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Corillian provided current federal and state tax expense of $61,000, $160,000 and $124,000 for the years ended December 31, 2005, 2004, and 2003.
      The reconciliation of the statutory federal income tax rate to Corillian’s effective income tax rate is as follows:

	2005	2004	2003

Federal statutory rate	34.0%	34.0%	34.0%
Decreases resulting from:
Utilization of net operating losses	(31.4)	(31.9)	(31.0)
Other	(0.4)	(0.6)	(0.6)

	2.2%	1.5%	2.4%

      The tax effects of temporary differences and net operating loss carryforwards which give rise to the significant portions of deferred tax assets and liabilities are as follow at December 31:

	2005	2004

	(In thousands)
Deferred tax assets:
Research and experimentation credit carryforwards	$3,503	$2,914
Accrued expenses and allowances	765	414
Deferred compensation	101	130
Domestic net operating loss carryforwards	26,185	20,355
Foreign net operating loss carryforwards	2,479	2,583
Goodwill and intangibles	1,161	293
Depreciable assets	1,074	1,128
Alternative minimum tax credit carryforwards	254	198

Total gross deferred tax asset	35,522	28,015
Less valuation allowance	(34,007)	(27,799)

	1,515	216
Deferred tax liabilities:
Intangibles	1,485	—
Prepaid expenses	30	167
Equity investments	—	49

Total gross deferred tax liabilities	1,515	216

Net deferred tax assets	$—	$—

      Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. This determination was based on an evaluation of positive and negative factors, including Corillian’s history of having net losses, losses in the third and fourth quarter of 2005, future projections and limitations on the use of net operating loss carryforwards. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $2.3 million and directly to goodwill is approximately $6.7 million.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net change in the total valuation allowance was an increase of approximately $6.2 million for the year ended December 31, 2005 and a decrease of approximately $2.8 million for the year ended December 31, 2004. The increase in the valuation allowance in 2005 was primarily due to the non-taxable stock acquisition of InteliData during 2005 as Corillian recorded a valuation allowance on the acquired net operating loss carryforwards. The decrease in the valuation allowance during 2004 was primarily due to the utilization of federal and state net operating losses.
      At December 31, 2005, Corillian had federal and state net operating loss carryforwards of approximately $68.8 million and foreign net operating loss carryforwards of $12.3 million to offset against future income. Additionally, Corillian had alternative minimum tax credits of approximately $254,000 and research and experimentation credits of $3.9 million. These carryforwards expire between 2006 and 2025.
      A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits to be limited when there is a change of more than 50% in ownership of Corillian or its subsidiaries. Such a change occurred with the acquisition of InteliData Technologies, Inc. in August 2005. Accordingly, the utilization of the InteliData net operating loss carryforwards is limited and has been reduced from $218 million as of the acquisition date to $17.5 million.

(5)	2000 Employee Stock Purchase Plan
      In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the ESPP) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. In 2005, 2004 and 2003 Corillian issued 393,460, 507,628 and 254,573 shares respectively, under the ESPP. As of December 31, 2005, 57 shares were available for issuance under the ESPP. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. In January 2006, an additional 333,333 shares of common stock became available for issuance under the ESPP pursuant to the evergreen formula.
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
      Corillian updated prior year assumptions used in the Black Scholes option pricing model surrounding the volatility and risk-free interest rates that were not properly reflected in our pro forma expense. The per share weighted-average fair value, as determined by applying the valuation methodology prescribed in FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Look-Back Option, to the ESPP in 2005, 2004 and 2003, was $1.28, $1.47 and $0.47, respectively, using the following assumptions:

Year Ended December 31,

	2005	2004	2003

Risk free interest rate	1.86-3.87%	0.99-2.64%	1.05-1.86%
Expected volatility	44-81%	66-106%	73-114%
Expected life in years	6-24 months	6-24 months	6-24 months
Dividend yield	—	—	—

(6)	1997, 2000 and 2003 Stock Option Plans
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
      In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (the 2000 Plan). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. As of December 31, 2005, 1,030,384 shares remained available for issuance under the 2000 Plan. The 2000 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Plan as of the effective date of the 2000 Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. In January 2006, an additional 400,000 shares of common stock became available for grant under the 2000 Plan pursuant to the evergreen formula.
      In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (the 2003 Plan) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by Corillian’s shareholders. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant or three months after termination of employment with Corillian. As of December 31, 2005, 251,562 shares remained available for issuance under the 2003 Plan.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity under the 1997, 2000 and 2003 Stock Option Plans were as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance December 31, 2002	3,885,196	$4.69
Granted	4,279,750	2.24
Exercised	(490,058)	(2.28)
Cancelled	(1,072,640)	(3.30)

Balance December 31, 2003	6,602,248	3.51
Granted	565,999	4.93
Exercised	(1,009,226)	1.95
Cancelled	(763,516)	3.11

Balance December 31, 2004	5,395,505	4.01
Granted	1,856,250	3.09
Exercised	(333,958)	1.41
Cancelled	(542,468)	3.42

Balance December 31, 2005	6,375,329	$3.94

      The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life	Price	Shares	Price

$ 0.60 - 0.86	1,017,420	7.31	$0.86	574,635	$0.86
0.88 - 2.87	1,064,856	7.68	2.78	491,925	2.72
2.90 - 2.95	445,000	9.78	2.90	16,875	2.90
3.00 - 3.00	983,875	7.57	3.00	541,751	3.00
3.02 - 3.28	639,542	9.24	3.17	32,699	3.10
3.29 - 3.85	646,891	6.45	3.58	409,890	3.67
3.94 - 6.01	946,110	8.20	5.36	740,458	5.56
6.05 - 13.56	554,635	5.05	11.03	554,635	11.03
19.50 - 19.50	77,000	4.36	19.50	77,000	19.50

0.56 - 19.50	6,375,329	7.59	$3.94	3,439,868	$4.90

      Corillian updated prior year assumptions used in the Black-Scholes option pricing model surrounding the volatility and risk-free interest rates that were not properly reflected in our pro forma expense. The per share weighted average grant date fair value, as reflected in Note 1, as determined by applying the Black-Scholes option pricing model to stock options granted under the 1997, 2000 and 2003 Stock Option Plans, was $1.86,

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3.06 and $1.49 during the years ended December 31, 2005, 2004 and 2003, respectively, using the following weighted-average assumptions:

	Year Ended
	December 31,

	2005	2004	2003

Risk free interest rate	4.12%	3.38%	2.71%
Expected volatility	79%	84%	92%
Expected life in years	4.00	3.92	4.00
Dividend yield	—	—	—

(7)	Commitments and Contingencies

(a)	401(k) Plan
      Corillian maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer their compensation on a pre-tax basis, subject to annual maximum limits on contributions set forth by the Internal Revenue Service. Corillian’s contributions are equal to 50% of a participant’s contribution, up to a maximum of 6% of each participant’s annual compensation. Under this plan, Corillian made contributions of approximately $502,000, $348,000 and $460,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

(b)	Lease Obligations
      Corillian is obligated under capital lease agreements for computer and other equipment that expire over the next year. Gross amounts of property and equipment and related accumulated depreciation recorded under capital leases are as follows as of December 31:

	2005	2004

	(In thousands)
Computer and other equipment	$34	$34
Less accumulated depreciation	(34)	(34)

	$—	$—

      Corillian also has non-cancelable operating leases, which expire over the next five years. These lease agreements generally contain scheduled rent increases or escalations. Rental expense under operating leases is recognized on a straight-line basis over the lease term and was $2.7 million, $2.9 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      In September 2004, Corillian amended the lease for office space at its corporate headquarters in Hillsboro, Oregon. This amendment reduced the space leased effective January 1, 2005 to approximately 100,000 square feet, from approximately 122,000 square feet previously leased. The amendment also extended the lease expiration date to September 2010.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments on operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year ending December 31:
2006	$4	$3,297
2007	—	2,444
2008	—	2,255
2009	—	2,305
2010	—	1,757

Total minimum lease payments	4	$12,058

Less amounts representing interest	(1)

Present value of minimum lease payments	3
Less current portion	3

Long-term portion of minimum lease payments	$0

      The future minimum lease obligations do not include $452,000 of expected receipts from subleases in 2006.
      At December 31, 2005, Corillian had long-term contracts with minimum commitments with four vendors that provide various services. These contracts include minimum annual commitments as follows (in thousands):

Year ending December 31:
2006	$626
2007	589
2008	358
2009	18
2010	2

Total vendor commitments	$1,593

      Payments made under these contracts amounted to approximately $958,000, $595,000 and $445,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(c)	Environmental liability
      In connection with the acquisition of InteliData, Corillian assumed an environmental clean-up liability associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the property and the building. In connection with the sale, InteliData agreed to undertake limited remediation of the property in accordance with applicable state and federal law. The property is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the property. The remediation plan agreed to with the purchaser allowed InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData obtained environmental insurance, which is now retained by Corillian, to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of December 31, 2005, the $600,000 deductible has been exhausted. At December 31, 2005, Corillian has approximately $572,000 recorded as estimated undiscounted future liabilities, of which $280,000 is recorded as

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a current liability, and has recorded a receivable of $872,000 due from its insurance provider, of which $589,000 is recorded as a current asset. Corillian considers the collection of these insurance recoveries to be probable. Corillian recorded these amounts in accordance with SOP 96-1, Environmental Remediation Liabilities, and as part of purchase accounting in accordance with Statement No. 141, Business Combinations. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative clean-up methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Corillian’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
      Corillian has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is uncertain.

(d)	Line of credit
      In November 2000, Corillian obtained a $5.0 million equipment line of credit with a financial institution. In June 2003, Corillian refinanced this line of credit to obtain lower interest rates on its remaining debt with this financial institution. As of December 31, 2004, approximately $911,000 was outstanding under this line of credit and no further amounts were available for borrowing. In February 2005, Corillian paid off the remaining balance outstanding under the amended line of credit.
      In March 2005, Corillian entered into a new one-year revolving line of credit facility with another financial institution that allows Corillian to borrow up to $4.0 million to assist with working capital needs. As of December 31, 2005, Corillian had not drawn amounts from this line of credit. Under this line of credit, Corillian must comply with affirmative covenants that require it to maintain a specified tangible net worth value, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.
      Long-term debt was as follows as of December 31:

	2005	2004

	(In thousands)
Line of credit facility due January 2005 through June 2008 with interest rates of 5.0 to 6.0% at December 31, 2004	$—	$911

	—	911
Less current portion	—	(286)

	$—	$625

      As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. If Corillian is unable to amend the covenant requirements of its existing line of credit or renegotiate new terms upon its renewal, the impact of Statement No. 123(R) may result in future covenant violations.

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

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Acquisitions

InteliData Acquisition
      On August 18, 2005, Corillian acquired InteliData Technologies Corporation (InteliData). InteliData’s products provide financial institutions with the real-time financial processing infrastructure needed to provide their customers with payment and presentment services and online banking via the internet and other online delivery channels. InteliData’s customers included banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The acquisition was an investment aimed at expanding Corillian’s product offering, customer base and driving revenue growth which supports the premium paid over the fair market value of individual assets. InteliData has subsequently been renamed Corillian Payment Solutions, Inc.
      Corillian acquired all of InteliData’s outstanding common stock for $4.3 million in cash and 4,916,430 shares of Corillian common stock plus merger related costs of $0.2 million. The 4,916,430 shares issued were valued at $3.38 per share, or $16.6 million in the aggregate, based on the average closing price of our stock on the announcement date and the two-day trading period before and after the announcement of the signing of a material agreement, which was March 31, 2005. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a third party valuation of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes.
      The following table presents the total purchase price (in thousands):

Cash paid	$4,301
Stock issued	16,618
Merger related transaction costs	242

Total purchase price	$21,161

      The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Cash and cash equivalents	$34
Accounts receivable	1,325
Unbilled accounts receivable	335
Prepaid expense and other current assets	729
Property plant and equipment	166
Intangible assets	3,200
Goodwill(1)	21,892
Other long-term assets	458
Accounts payable and accrued liabilities(2)	(6,197)
Deferred revenue(3)	(489)
Other long-term liabilities	(292)

Total purchase price	$21,161

(1)	No amounts of goodwill are expected to be deductible for tax purposes.

(2)	Includes $1.4 million of accrued employee termination costs pursuant to EITF 95-03, Recognition of Liabilities in a Purchase Business Combination. All amounts have been paid as of December 31, 2005.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The fair value of deferred revenue represents an amount equivalent to the estimated cost to fulfill the maintenance obligations assumed associated with bug fixes and phone support plus an appropriate profit margin.
      At the acquisition date, InteliData did not have any in-process research and development as InteliData was in between major product development cycles. Accordingly, Corillian did not recognize any expense for in-process research and development in its results of operations for the year ended December 31, 2005.
      The following table presents the details of the intangible assets purchased in the InteliData acquisition as of December 31, 2005 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(In years)	Value	Amortization	Net

Developed Technology	3	$2,300	$(282)	$2,018
Bank Customer Relationships	6	900	(55)	845

		$3,200	$(337)	$2,863

      Amortization expense for intangible assets purchased in the InteliData acquisition was approximately $337,000 for fiscal 2005 and has been recorded in the Condensed Consolidated Statement of Operations as follows (in thousands):

2005

Cost of revenues	$282
Sales and marketing	55

Total	$337

      The estimated amortization expense of intangible assets purchased in the InteliData acquisition in future years will be recorded in the Consolidated Statements of Operations as follows:

Fiscal Year	Amount

(In thousands)
2006	$917
2007	917
2008	634
2009	150
2010	150
2011	95

Total	$2,863

      The Consolidated Statements of Operations include the results of operations of InteliData since August 18, 2005. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of InteliData had occurred at January 1, 2004 (in thousands, except per share data).

	2005	2004

	(Unaudited)
Net sales	$55,586	$63,916
Net (loss) income from continuing operations	(2,809)	2,405
Earnings per share:
Continuing operations — basic	$(0.06)	$0.06
Continuing operations — diluted	$(0.06)	$0.05

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

qbt Systems, Inc.
      On August 8, 2005, Corillian acquired qbt Systems, Inc. (qbt), a provider of integration solutions, electronic funds transfer networks and core data processors. qbt’s MultiPoint product is an integration platform that allows financial institutions to integrate their delivery channels and account processing systems in one seamless network environment. qbt’s technology provides a combination of flexibility, reliability, throughput and security. The acquisition was aimed at expanding Corillian’s product offering, increasing revenue growth, and allows for a more seamless, real-time integration to the many different systems in the industry today. These factors, among others, support the premium paid over the fair market value of individual assets.
      Corillian acquired all of qbt’s outstanding common stock for $3.2 million in cash and 649,785 shares of Corillian common stock, of which 6,388 shares remain issuable as of December 31, 2005, plus merger related costs and assumed liabilities of $0.2 million. Total shares issuable of 649,785 were valued at $3.20 per share, based on Corillian’s closing stock price on the consummation date, amounting to an aggregate value of $2.1 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a third party valuation of intangible assets and a detailed review of the opening balance sheet to determine other adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes.
      The following table presents the total purchase price (in thousands):

Cash paid	$3,160
Stock consideration	2,059
Merger related transaction costs	131
Liabilities assumed	38

Total purchase price	$5,388

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Cash and cash equivalents	$141
Accounts receivable	59
Employee and other receivable	240
Unbilled accouts receivable	73
Property, plant, and equipment	21
Intangible assets	1,300
Goodwill(1)	5,007
Other assets	2
Accounts payable and accrued liabilities	(1,080)
Note Payable	(100)
Deferred revenue(2)	(100)
Long-term note payable	(175)

Total purchase price	$5,388

(1)	$640,000 of goodwill is expected to be deductible for tax purposes.

(2)	The fair value of deferred revenue represents an amount equivalent to the estimated cost to fulfill the maintenance obligations assumed plus an appropriate profit margin.
      At the acquisition date, qbt did not have any in-process research and development as qbt was in between major product development cycles. Accordingly, Corillian did not recognize any expense for in-process research and development in its results of operations for the year ended December 31, 2005.
      The following table presents the details of the intangible assets purchased in the qbt acquisition as of December 31, 2005 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(In Years)	Value	Amortization	Net

Developed Technology	2	$900	$(178)	$722
Backlog	1	300	(119)	181
Customer Relationships	4	100	(10)	90

		$1,300	$(307)	$993

      Amortization expense for intangible assets purchased in the qbt acquisition was approximately $307,000 for fiscal 2005 and has been recorded in the Condensed Consolidated Statement of Operations as follows (in thousands):

2005

Cost of revenues	$297
Sales and marketing	10

Total	$307

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated amortization expense of intangible assets purchased in the qbt acquisition in future years will be recorded in the Consolidated Statements of Operations as follows:

Fiscal Year	Amount

(In thousands)
2006	$657
2007	296
2008	25
2009	15

Total	$993

      The Condensed Consolidated Statements of Operations include the results of operations of qbt since August 8, 2005. Pro forma results of operations have not been presented because the effect of this acquisition was not material to Corillian’s results.
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
      Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Corillian’s results of operations for the years ended December 31, 2005, 2004 and 2003, include approximately $5,000, $19,000 and $155,000, respectively, of direct operating expenses related to Corillian’s international operations.
      Corillian generated revenues from international customers of approximately $1.8 million for fiscal year 2005 and $1.1 million for fiscal years 2004 and 2003, respectively. Corillian pursues international sales primarily through resellers and selective direct sales efforts. Domestic and international revenues were 96% and 4% of total revenues for fiscal year 2005 and 98% and 2% for fiscal years 2004 and 2003, respectively.
      Geographic information for fiscal years 2005, 2004, and 2003 are presented below. Identifiable assets located in foreign countries were not material at December 31, 2005, 2004, and 2003. Prior year international

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenues were updated to include revenues for all Corillian customers with geographic locations outside of the United States, as compared to revenues from Corillian’s international operations presented in prior years.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues from:
United States	$47,408	$49,742	$45,042
All foreign countries	1,812	1,052	1,090

	$49,220	$50,794	$46,132

(b)	Major Customers
      Revenues from Corillian’s major customers, accounting for more than 10% of consolidated revenues in a particular year, are as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Customer A	$—	$—	$6,069
Customer B	5,056	9,739	6,743
Customer C	—	5,160	—

(c)	Revenues
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
      Revenues derived from Corillian’s licenses and services are as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
License and professional services	$32,781	$35,803	$35,195
Post-contractual support	13,089	11,352	8,771
Hosting	3,350	3,639	2,166

	$49,220	$50,794	$46,132

(10)	Impairment Charges
      In the third quarter of 2004, in accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,Corillian recognized an impairment charge of $491,000 to write-off the remaining book value of long-lived assets in the space Corillian has abandoned and ceased to use.

CORILLIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Related Party Transactions
      In January 2001, Corillian extended a $300,000 short-term loan to Alex P. Hart to assist him in purchasing a house in Portland, Oregon while he was in the process of selling his house in Bellevue, Washington and relocating to Portland to serve as Corillian’s President. Mr. Hart is currently Corillian’s Chief Executive Officer. The loan was interest-free through February 2004 and is secured by all assets of Mr. Hart. Beginning in March 2004 the loan began accruing interest at four percent. As of December 31, 2005, Mr. Hart has paid $240,000 of the principal amount of the note, and $60,000 of the principal amount remains outstanding. The outstanding principal balance is included in other receivables on Corillian’s consolidated balance sheet at December 31, 2005.
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

(12)	Quarterly Financial Information — Unaudited
      A summary of quarterly financial information follows (in thousands, except per share data):

	Quarter Ended 2005

	March 31	June 30	September 30	December 31

Total Revenues	$11,236	$12,287	$11,937	$13,760
Gross Profit	6,877	8,136	6,626	7,285
Income (loss) from operations	572	1,868	(308)	(276)
Net income (loss)	654	2,098	(60)	(39)
Basic net income (loss) per share	0.02	0.05	(0.00)	(0.00)
Diluted net income (loss) per share	0.02	0.05	(0.00)	(0.00)

	Quarter Ended 2004

	March 31	June 30	September 30		December 31

Total Revenues	$11,697	$12,429	$13,517		$13,151
Gross Profit	6,687	7,644	9,018		8,996
Income from operations	2,045	2,561	3,214	(1)	3,365
Net income	1,833	2,299	3,072		3,276
Basic net income per share	0.05	0.06	0.08		0.09
Diluted net income per share	0.05	0.06	0.08		0.08
      The four quarters for net income (loss) per share may not add for the year because of the different number of shares outstanding during the year.

(1)	Corillian recorded an impairment charge of approximately $491 during the quarter ended September 30, 2004.