Form 10-Q
period 2006-03-31
CORILLIAN CORP
filed 2006-05-10
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-29291
CORILLIAN CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	91-1795219

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3400 NW John Olsen Place Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)
(503) 629-3300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                                         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                         No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares of the Registrant’s Common Stock, no par value, outstanding as of April 30, 2006 was 44,878,780 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II Other Information
Item 6. Exhibits
Signatures
EXHIBIT 3.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31,	December 31,
	2006	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$16,653	$16,722
Short-term investments	7,950	8,800
Accounts receivable, net	5,886	12,063
Revenue in excess of billings	3,944	2,387
Other current assets	3,776	3,307

Total current assets	38,209	43,279
Property and equipment, net	3,501	3,548
Goodwill	26,899	26,899
Intangibles, net	3,433	3,856
Other assets	1,501	1,757

Total assets	$73,543	$79,339

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,482	$6,261
Deferred revenue	12,275	15,522
Current portion of long-term debt and capital lease obligations	—	3
Other current liabilities	1,307	1,882

Total current liabilities	18,064	23,668
Other long-term liabilities	779	938

Total liabilities	18,843	24,606

Shareholders’ equity:
Common stock	150,385	149,447
Accumulated other comprehensive income	61	61
Accumulated deficit	(95,746)	(94,775)

Total shareholders’ equity	54,700	54,733

Total liabilities and shareholders’ equity	$73,543	$79,339

(1)	Derived from Corillian’s audited Consolidated Financial Statements as of December 31, 2005.
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$14,273	$11,236
Cost of revenues	6,967	4,359

Gross profit	7,306	6,877

Operating expenses:
Sales and marketing	2,313	1,770
Research and development	3,570	2,622
General and administrative	2,642	1,913

Total operating expenses	8,525	6,305

(Loss) income from operations	(1,219)	572
Other income, net	268	95

Net (loss) income before income taxes	(951)	667
Income taxes	20	13

Net (loss) income	$(971)	$654

Basic net (loss) income per share	$(0.02)	$0.02
Diluted net (loss) income per share	$(0.02)	$0.02

Shares used in computing basic net (loss) income per share	44,801	38,717
Shares used in computing diluted net (loss) income per share	44,801	40,195
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(971)	$654
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	429	373
Stock-based compensation expense	563	—
Amortization of intangible assets	423	—
Equity in losses of joint venture	—	128
Recovery of bad debts	—	(1)
Loss (gain) on sale of assets	4	(8)
Income tax benefit from equity transactions	—	10
Excess tax benefits from stock-based compensation	(3)	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,177	4,670
Revenue in excess of billings	(1,557)	350
Other current and long-term assets	(202)	452
Accounts payable and accrued liabilities	(1,776)	(132)
Deferred revenue	(3,247)	(3,858)
Other current and long-term liabilities	(734)	(708)

Net cash (used in) provided by operating activities	(894)	1,930

Cash flows from investing activities:
Purchase of property and equipment	(386)	(173)
Proceeds from the sale of property and equipment	—	8
Purchases of available-for-sale investments	—	(1,650)
Proceeds from the sales of available-for-sale investments	850	2,050

Net cash provided by investing activities	464	235

Cash flows from financing activities:
Proceeds from the issuance of common stock	361	677
Repayments of long-term borrowings	—	(911)
Principal payments on capital lease obligations	(3)	(4)
Excess tax benefits from stock-based compensation	3	—

Net cash provided by (used in) financing activities	361	(238)

Effect of exchange rate fluctuations on cash and cash equivalents	—	(1)

(Decrease) increase in cash and cash equivalents	(69)	1,926
Cash and cash equivalents at beginning of period	16,722	29,200

Cash and cash equivalents at end of period	$16,653	$31,126

Cash paid during the period for:
Interest	$2	$10
Taxes	41	40
Supplemental disclosures of non-cash investing and financing activities:
Deferred costs related to employee stock-based compensation	$11	$—
See accompanying notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements of Corillian Corporation and subsidiaries have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Corillian’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.
     The Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Corilian’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
(2) Summary of Significant Accounting Policies
Stock-Based Compensation Expense
     On January 1, 2006, Corillian adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“the ESPP”) based on estimated fair values. FAS 123(R) supersedes Corillian’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). Corillian has applied the provisions of SAB 107 in its adoption of FAS 123(R).
     Corillian adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Corillian’s fiscal year 2006. Corillian’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, Corillian’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three months ended March 31, 2006 was $563,000. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three months ended March 31, 2005. See Note 5 for additional information.
     FAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in Corillian’s Condensed Consolidated Statement of Operations. Prior to the adoption of FAS 123(R), Corillian accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in Corillian’s Condensed Consolidated Statement of Operations because the exercise price of Corillian’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three months ended March 31, 2005; however, pro forma stock-based compensation expense for the three months ended March 31, 2005 was $707,000 or $0.02 per diluted share. On December 22, 2005, Corillian’s Board of Directors approved the acceleration of vesting of all employee stock options with an exercise price equal to or greater than $5.00. The closing share price of Corillian’s stock on December 22, 2005 was $2.80. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure requirements under FAS 123, Corillian recognized $1.2 million of stock-based compensation for all options for which vesting was accelerated during the fourth quarter of the year ended December 31, 2005. Corillian took this action to reduce future costs under FAS 123(R). In addition, because these options had exercise prices substantially in excess of current market values, the accelerated vesting did not provide material value to the affected option holders.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in Corillian’s Condensed Consolidated Statement of Operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value determined in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value determined in accordance with the provisions of FAS 123(R). Corillian amortizes the fair value of awards over their applicable vesting period (generally four years) using the straight line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, expense has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
     Upon adoption of FAS 123(R), Corillian maintained its method of valuation of employee stock options granted using the Black-Scholes option pricing model, which was previously used for Corillian’s pro forma information required under FAS 123. For additional information, see Note 5. Corillian’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by Corillian’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, expected dividend yield, expected option life, and expected volatility over the term of the awards.
Computation of Net Income per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.
     Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), requires that employee equity share options, non-vested shares and similar equity instruments granted by Corillian be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that Corillian has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
Reclassifications
     Certain reclassifications have been made to prior-period balances in order to conform to the current period’s presentation.
(3) Concentration of Business and Credit Risk
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. A majority of Corillian’s revenues are generated from banks and other financial institutions. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity. During the three months ended March 31, 2006, one customer accounted for 13% of consolidated revenues. During the three months ended March 31, 2005, one customer accounted for 15% of consolidated revenues.

     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of March 31, 2006, one customer accounted for 11% of consolidated accounts receivable. As of December 31, 2005, one customer accounted for 18% of consolidated accounts receivable.
     As of March 31, 2006, two customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance that represented 43% of the total balance. As of December 31, 2005, three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billing balance that represented 47% of the total balance.
     Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.
(4) Net (Loss) Income per Share
     The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per-share amounts):

	Three Months Ended
	March 31, 2006	March 31, 2005
Net (loss) income	$(971)	$654
Weighted-average shares — basic	44,801	38,717
Effect of dilutive potential common shares	—	1,478

Weighted-average shares — diluted	44,801	40,195
Net (loss) income per share — basic	$(0.02)	$0.02
Net (loss) income per share — diluted	$(0.02)	$0.02
     Net loss for the first quarter of 2006 included stock-based compensation expense under FAS 123(R) of $563,000. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123 for the first quarter of 2005 because Corillian did not adopt the recognition provisions of FAS 123. See Note 5 for additional information.
     Options to purchase approximately 6.6 million and 2.0 million shares for the three months ended March 31, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Total options excluded from the diluted earnings per share included estimated purchases from the ESPP.
(5) Employee Stock Benefit Plans
Employee Stock Purchase Plan
     In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (“the ESPP”) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. For the three months ended March 31, 2006 and 2005, Corillian issued 112,000 and 292,000 shares respectively, under the ESPP. As of March 31, 2006, 2.1 million shares were authorized for grant and 222,000 shares were available for issuance under the ESPP. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding year, and (3) a lesser amount determined by our Board of Directors. In January 2006, an additional 333,333 shares of common stock became available for issuance under the ESPP pursuant to the evergreen formula.
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
1997, 2000 and 2003 Stock Option Plans
Stock Option Program Description
     Stock option grants are designed to reward employees for their long-term contributions to Corillian and provide incentives for them to remain with Corillian. The number and frequency of stock option grants are discretionary.
     In 1997, Corillian’s Board of Directors approved and adopted a Stock Option Plan (“the 1997 Plan”). Options granted pursuant to the 1997 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. In March 2000, the Board of Directors approved an amendment that capped the 1997 Plan at 3,453,193 shares, which was the number of shares subject to options at that time. Shares under the 1997 Plan generally vest in yearly installments over a period of three or four years following the date of grant. Options under the 1997 Plan generally expire five years from the date of grant, and generally expire three months after termination of employment with Corillian.
     In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (“the 2000 Plan”). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of March 31, 2006, 8.4 million shares were authorized for grant and 1.4 million shares remained available for issuance under the 2000 Plan. The 2000 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of Corillian as of the end of the immediately preceding year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Plan as of the effective date of the 2000 Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. In January 2006, an additional 400,000 shares of common stock became available for grant under the 2000 Plan pursuant to the evergreen formula.
     In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (“the 2003 Plan”) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by Corillian’s shareholders. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant or three months after termination of employment with Corillian. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of March 31, 2006, approximately 263,000 shares remained available for issuance under the 2003 Plan.
General Option Information
     A summary of option activity under Corillian’s stock option plans are as follows:

	Options Outstanding
		Weighted-
		Average
		Exercise
	Number	Price per
	Outstanding	Share
Outstanding at December 31, 2005	6,375,329	$3.94
Granted	154,000	3.36
Exercised	(61,044)	1.00
Canceled/forfeited/expired	(173,016)	4.42

Outstanding at March 31, 2006	6,295,269	$3.97

     The total pretax intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $142,000 and $416,000, respectively. Upon the exercise of stock options, Corillian issues new shares of common stock from its authorized shares. Net cash proceeds from the exercise of stock options and purchases under the ESPP were $361,000 and $677,000 for the three months ended March 31, 2006 and 2005, respectively.
     The following table summarizes significant ranges of outstanding and exercisable options under Corillian’s stock option plans as of March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value
$0.68-$0.68	4,250	6.83	$0.68	$13,643	3,000	$0.68	$9,630
$0.72-$0.86	919,045	7.06	0.86	2,784,706	573,072	0.86	1,736,408
$0.88-$2.87	1,036,967	7.55	2.78	1,151,033	595,533	2.74	684,863
$2.90-$2.97	473,000	9.55	2.90	468,270	20,000	2.90	19,800
$3.00-$3.00	983,875	7.33	3.00	875,649	605,000	3.00	538,450
$3.02-$3.28	634,542	8.99	3.17	456,870	35,370	3.11	27,589
$3.29-$3.77	673,476	6.73	3.57	215,512	391,289	3.64	97,822
$3.81-$6.01	945,924	7.87	5.31	—	789,830	5.46	—
$6.05-$13.56	547,190	4.81	11.04	—	547,190	11.04	—
$19.50-$19.50	77,000	4.11	19.50	—	77,000	19.50	—

Total	6,295,269	7.42	$3.97	$5,965,683	3,637,284	$4.78	$3,114,562

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Corillian’s closing stock price of $3.89 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 2.3 million shares.
Valuation and Expense Information under FAS 123(R)
     On January 1, 2006, Corillian adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to Corillian’s employees and directors including employee stock options and employee stock purchases under the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense under FAS 123(R) for the three months ended March 31, 2006 which was allocated as follows (in thousands):

Three Months Ended
March 31, 2006
Cost of revenues	$114

Stock-based compensation expense included in cost of revenues	114

Sales and marketing	111
Research and development	120
General and administrative	218

Stock-based compensation expense included in operating expenses	449

Total stock-based compensation expense	$563

     As of March 31, 2006, $11,000 of stock-based compensation expense was capitalized as deferred project costs and is included in other assets. There was no stock-based compensation expense recognized for the three months ended March 31, 2005.
     The following table presents the impact of Corillian’s adoption of FAS 123R on selected line items from the condensed consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per-share amounts):

	As Reported	If Reported
	Following FAS 123(R)	Following APB 25
Loss from operations	$(1,219)	$(656)
Net loss	$(971)	$(408)
Basic and diluted net loss per share	$(0.02)	$(0.01)
     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period for the three months ended March 31, 2005 (in thousands, except per-share amounts):

Three Months Ended
March 31, 2005
Net income, as reported	$654
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(707)

Pro forma net loss	$(53)

Basic and diluted- as reported	$0.02
Basic and diluted- pro forma	$(0.00)
     Stock-based compensation expense in the table above does not include any tax benefit associated with stock-based compensation due to Corillian’s overall tax position and the uncertainty surrounding the realizability of its deferred tax assets. As of March 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $3.9 million which is expected to be recognized over the next 16 months on a weighted average basis.
     Upon adoption of FAS 123(R), Corillian continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.
     The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $2.13 and $1.89 per share, respectively, using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Expected volatility	76%	79%
Risk-free interest rate	4.7%	4.2%
Expected dividends	0%	0%
Expected life (in years)	4.7	4.0
     The weighted-average fair value of employee options granted under the ESPP during the three months ended March 31, 2006 and 2005 was $0.97 and $1.46 per share, respectively, using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended
	March 31, 2006	March 31, 2005
Expected volatility	48%-55%	44%-81%
Risk-free interest rate	4.7%-4.8%	1.9%-3.2%
Expected dividends	0%	0%
Expected life (in years)	0.5-2.0	0.5-2.0
     Corillian estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of Corillian’s employee stock options. The dividend yield assumption is based on Corillian’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at March 31, 2006 using the simplified approach as allowed under SAB 107. Prior to 2006, the expected life and expected volatility of stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.
     As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
     Accuracy of Fair Value Estimates
     Corillian’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by Corillian’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to Corillian’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because Corillian’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of Corillian’s employee stock options. Although the fair value of employee stock options is determined in accordance with FAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
(6) Comprehensive Income
     Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments have been reported in comprehensive income (loss) for Corillian. All other amounts have not been material to Corillian’s financial position or results of operations.
(7) Commitments and Contingencies

(a) Leases
     In March 2006, Corillian amended and renewed the lease at its Omaha, Nebraska location. The terms of the new lease reduce the rentable square feet from 9,220 rentable square feet to 4,273 rentable square feet. The amended lease commences on April 1, 2006 and extends through March 31, 2011. Monthly rent for the renewed period ranges from $6,142 to $6,410 per month, as compared to its existing rate of $13,446 per month.
     In March 2006, Corillian extended the lease at its Toledo, Ohio location for a period of six months, commencing on May 1, 2006 and continuing through October 31, 2006. Monthly rent for the renewed period will remain at its current rate of $9,728 per month.
(b) Long-term debt
     In March 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2006. As of March 31, 2006, Corillian did not have an outstanding balance on this line of credit.
     As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement which requires Corillian to have net income each quarter, except allowing for one quarter within a given year to have a net loss. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. As Corillian incurred a net loss for the first quarter of 2006, Corillian will be in violation of the net income requirements if a net loss occurs for any subsequent quarter in 2006 unless it is able to amend the covenant requirements of its existing line of credit.
(c) Environmental liability
     In connection with the acquisition of InteliData, Corillian assumed an environmental clean-up liability associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the property and the building. In connection with the sale, InteliData agreed to undertake limited remediation of the property in accordance with applicable state and federal law. The property is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the property. The remediation plan agreed to with the purchaser allowed InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData obtained environmental insurance, which is now retained by Corillian, to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of March 31, 2006, the $600,000 deductible had been exhausted. As of March 31, 2006, Corillian had approximately $531,000 recorded as estimated undiscounted future liabilities, of which $262,000 is recorded as a current liability, and recorded a receivable of $872,000 due from its insurance provider, of which $611,000 is recorded as a current asset. Corillian considers the collection of these insurance recoveries to be probable. Corillian recorded these amounts in accordance with SOP 96-1, Environmental Remediation Liabilities, and as part of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative clean-up methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of Corillian’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on Corillian’s financial position, results of operations, or liquidity.
     Corillian has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is uncertain.
(8) Acquisitions
InteliData Technologies
     On August 18, 2005, Corillian acquired InteliData Technologies Corporation (“InteliData”). InteliData’s products provide financial institutions with the real-time financial processing infrastructure needed to provide their customers with payment and presentment services and online banking via the internet and other online delivery channels. InteliData’s customers included banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The acquisition was an investment aimed at expanding Corillian’s product offering, customer base and driving revenue growth which supports the premium paid over the fair market value of individual assets. InteliData has subsequently been renamed Corillian Payment Solutions, Inc.
     The following table presents the total purchase price (in thousands):

Cash paid	$4,301
Stock issued (4,916,430 shares)	16,618
Merger related transaction costs	242

Total purchase price	$21,161

     The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Tangible assets acquired	$3,047
Intangible assets	3,200
Goodwill (1)	21,892
Liabilities assumed (2) (3)	(6,978)

Total purchase price	$21,161

(1)	No amounts of goodwill are expected to be deductible for tax purposes.

(2)	Includes $1.4 million of accrued employee termination costs pursuant to EITF 95-03, Recognition of Liabilities in a Purchase Business Combination. All amounts were paid as of December 31, 2005.

(3)	The fair value of deferred revenue represents an amount equivalent to the estimated cost to fulfill the maintenance obligations assumed associated with bug fixes and phone support plus an appropriate profit margin.
     The following table presents the details of the intangible assets purchased in the InteliData acquisition as of March 31, 2006 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(in years)	Value	Amortization	Net
Developed Technology	3	$2,300	$(474)	$1,826
Bank Customer Relationships	6	900	(93)	807

		$3,200	$(567)	$2,633

     Amortization expense for intangible assets purchased in the InteliData acquisition has been recorded in the Condensed Consolidated Statement of Operations as follows (in thousands):

Three Months Ended
March 31, 2006
Cost of revenues	$192
Sales and marketing	38

$230

     The estimated amortization expense of intangible assets purchased in the InteliData acquisition in future years will be recorded in the Consolidated Statements of Operations as follows (in thousands):

Fiscal Year	Amount
2006 (remaining 9 months)	$687
2007	917
2008	634
2009	150
2010	150
2011	95

Total	$2,633

     The Consolidated Statements of Operations include the results of operations of InteliData since August 18, 2005. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of InteliData had occurred at January 1, 2005 (in thousands, except per share data).

Three Months Ended
March 31, 2005
Sales	$13,993
Net earnings	(1,458)

Net loss per share — basic	$(0.03)
Net loss per share — diluted	(0.03)
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
qbt Systems, Inc.
     On August 8, 2005, Corillian acquired qbt Systems, Inc. (“qbt”), a provider of integration solutions, electronic funds transfer networks and core data processors. qbt’s MultiPoint product is an integration platform that allows financial institutions to integrate their delivery channels and account processing systems in one seamless network environment. qbt’s technology provides a combination of flexibility, reliability, throughput and security. The acquisition was aimed at expanding Corillian’s product offering, increasing revenue growth, and allows for a more seamless, real-time integration to the many different systems in the industry today. These factors, among others, support the premium paid over the fair market value of individual assets.
     The following table presents the total purchase price (in thousands):

Cash paid	$3,160
Stock issued (649,785 shares)	2,059
Merger related transaction costs	131
Liabilities assumed	38

Total purchase price	$5,388

     The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Tangible assets acquired	$536
Intangible assets	1,300
Goodwill (1)	5,007
Liabilities assumed (2)	(1,455)

Total purchase price	$5,388

(1)	$640,000 of goodwill is expected to be deductible for tax purposes.

(2)	The fair value of deferred revenue represents an amount equivalent to the estimated cost to fulfill the maintenance obligations assumed associated with bug fixes and phone support plus an appropriate profit margin.
     The following table presents the details of the intangible assets purchased in the qbt acquisition as of March 31, 2006 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(in years)	Value	Amortization	Net
Developed Technology	2	$900	$(290)	$610
Backlog	1	300	(194)	106
Customer Relationships	4	100	(16)	84

		$1,300	$(500)	$800

     Amortization expense for intangible assets purchased in the qbt acquisition has been recorded in the Condensed Consolidated Statement of Operations as follows (in thousands):

Three Months Ended
March 31, 2006
Cost of revenues	$187
Sales and marketing	6

$193

     The estimated amortization expense of intangible assets purchased in the qbt acquisition in future years will be recorded in the Consolidated Statements of Operations as follows (in thousands):

Fiscal Year	Amount
2006 (remaining 9 months)	$464
2007	296
2008	25
2009	15

Total	$800

     The Condensed Consolidated Statements of Operations include the results of operations of qbt since August 8, 2005. Pro forma results of operations have not been presented because the effect of this acquisition was not material to Corillian’s results.
(9) Segment Information
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (“FAS 131”) establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. Corillian’s chief operating decision maker, as defined under FAS 131, is its chief executive officer. Corillian operates in a single segment.

(a) Geographic Information
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Direct operating expenses related to Corillian’s international operations were insignificant for the three months ended March 31, 2006 and 2005.
     Geographic revenue information for the three months ended March 31, 2006 and 2005 are presented below. Prior year international revenues were updated to include revenues for all Corillian customers with geographic locations outside of the United States, as compared to revenues from Corillian’s international operations presented in prior years (in thousands).

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues from:
United States	$13,504	$10,670
All foreign countries	769	566

	$14,273	$11,236

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
     Revenues derived from Corillian’s licenses and services are as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
License and professional services	$9,796	$7,320
Post-contractual support	3,898	2,918
Hosting	579	998

	$14,273	$11,236

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements and Risk Factors
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
•	Corillian has a history of losses and may incur losses in future periods if it is not able to, among other things, increase its sales to new and existing customers.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of its common stock to decline.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if it loses customers or fails to add additional customers to its customer base.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions, Corillian may not achieve anticipated revenues or gross margins.

•	If Corillian’s goodwill or amortizable intangible assets become impaired Corillian may be required to record a significant charge to earnings.

•	Corillian’s products’ lengthy sales cycles may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Subscription-based licensing of Corillian products and services may have an adverse effect on near-term revenue.

•	Corillian may not achieve anticipated revenues if Corillian does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	Corillian partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage its reputation and require Corillian to incur financial loss.

•	Competition in the market for internet-based financial services is intense and could reduce Corillian’s sales and prevent Corillian from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	If Corillian loses key personnel, Corillian could experience reduced sales, delayed product development and diversion of management resources.

•	If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or internet security problems could damage Corillian’s reputation and business.

•	New technologies could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in its customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Corillian’s products and services must interact with other vendors’ products, which may not function properly.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the internet and the financial services industry could limit the market for Corillian’s products and services, impose on Corillian liability for transmission of protected data and increase its expenses.

•	Newly issued and proposed accounting standards could increase the Company’s stock-based compensation expenses and could adversely affect the Company’s ability to award employees with equity instruments.
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
     The market for new sales of Internet banking solutions showed signs of improving over the last two quarters as backlog increased to its highest level in Corillian’s history to $47.8 million at March 31, 2006. The backlog amount at December 31, 2005 was $43.0 million and was the highest level in Corillian’s history at that time. Included in its March 31, 2006 backlog amount, Corillian included $1.6 million related to estimated usage-based revenues from contracts acquired in the InteliData acquisition, all of which is expected to be recognized as revenue over the next 12 months. Corillian previously excluded these amounts from backlog as it did not have enough history with these contracts to reliably estimate future usage-based revenues over the remaining contractual period.
     Backlog is not necessarily indicative of revenues to be recognized in any given future period. For example, some of the fees reflected in backlog may be accounted for as funded research and development, depending on the nature of the work to be performed by Corillian. There are many factors that would impact Corillian’s filling of backlog, such as its progress in completing projects for its customers, Corillian’s customers’ meeting anticipated schedules for customer-dependent deliverables, and Corillian’s customers’ satisfying their contractual obligations. Corillian provides no assurances that any portion of its backlog will be filled during any year or at all or that its backlog will be recognized as revenues in any given period.
     Our results for the first quarter of 2006 reflected an increase in revenues to $14.3 million from $11.2 million for the first quarter of 2005. Corillian’s net loss for the first quarter of 2006 was $971,000 from net income of $654,000 for the first quarter of 2005. Included in the net loss for the first quarter of 2006 was $563,000 in stock-based compensation due to the adoption of Statement of

Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) and $423,000 of amortization of intangibles related to companies acquired in the third quarter of 2005.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon Corillian’s Condensed Consolidated Financial Statements. The preparation of Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles requires Corillian to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Corillian bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates related to software revenue recognition, accrual for contracts in a loss position, valuation of long-lived assets, including intangible assets, which include goodwill and the valuation allowance for deferred tax assets require higher degrees of judgment than others in their application. Actual results may differ from these estimates under different assumptions or conditions.
     Certain of Corillian’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, income taxes, goodwill and intangibles and stock-based compensation. Corillian’s policy and related procedures for software revenue recognition are summarized below.
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
     Vendor-specific objective evidence has been established on post-contractual customer support and hosting services using the renewal rate. Corillian allocates revenue to the elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

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
Income Taxes
     Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. This determination was based on an evaluation of positive and negative factors, including Corillian’s history of having net losses, quarterly losses since the third quarter of 2005, future projections and limitations on the use of net operating loss carryforwards. As of March 31, 2006 and December 31, 2005, Corillian continued to maintain a full valuation allowance on net deferred tax assets. Corillian will continue to evaluate the need for a valuation allowance in future reporting periods.
Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, (“FAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). To determine whether or not goodwill is impaired, a test is performed comparing the book value of the “reporting unit” to its fair value. Corillian performed its annual goodwill impairment analysis during the fourth quarter of 2005 and identified no impairment. Corillian will perform the impairment test more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, Corillian determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit.
     FAS 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized over the estimated useful lives, which range from one to six years.
Stock-based Compensation Expense
     On January 1, 2006, Corillian adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“the ESPP”) based on estimated fair values. Stock-based compensation expense recognized under FAS 123(R) for the three months ended March 31, 2006 was $563,000. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three months ended March 31, 2005. See Note 5 to the Condensed Consolidated Financial Statements for additional information.
     Upon adoption of FAS 123(R), Corillian continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $2.13 per share using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Expected volatility	76%
Risk-free interest rate	4.7%
Expected dividends	0%
Expected lives (in years)	4.7
     Corillian estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of Corillian’s employee stock options. The dividend yield assumption is based on Corillian’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at March 31, 2006 using the simplified approach as allowed under SAB 107.
     As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
     If factors change and Corillian employs different assumptions in the application of FAS 123(R) in future periods, the compensation expense that is recorded under FAS 123(R) may differ significantly from what Corillian has recorded in the current period.
Results of Operations
Revenues

     Revenues increased to $14.3 million for the three months ended March 31, 2006 from $11.2 million for the three months ended March 31, 2005. The increase of $3.1 million, or 28%, was primarily due to $3.6 million of increased revenues from companies acquired in 2005, which included a one-time license sale of $1.2 million. This increase was offset by a $419,000 decrease in hosting revenues as Corillian lost a hosting customer in the second half of 2005.
     During the three months ended March 31, 2006, one customer accounted for 13% of consolidated revenues. During the three months ended March 31, 2005, one customer accounted for 15% of consolidated revenues.
Cost of Revenues
     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support, as well as amortization expense related to acquisition related intangibles.
     Cost of revenues increased to $7.0 million for the three months ended March 31, 2006 from $4.4 million for the three months ended March 31, 2005. This increase of $2.6 million, or 59%, was primarily due to an increase of $2.2 million in professional services costs, combined with an increase of $379,000 in amortization of intangibles and $114,000 of stock-based compensation expense under FAS 123(R). The increase in professional services costs was due to headcount-related expenses as a result of acquiring companies in 2005, combined with an increase of implementation projects in the first quarter of 2006. Professional services headcount increased by 32 from prior year primarily due to acquired companies, which resulted in increased expense of $1.1 million for the three months ended March 31, 2006. The remaining increase in professional services is primarily due to Corillian hiring more contractors to assist with an increase in the number of implementation projects.
     Gross profit as a percentage of revenues decreased to 51% for the three months ended March 31, 2006 from 61% for the three months ended March 31, 2005. The decrease in gross margin is primarily attributable to lower margin projects as a result of more implementation projects for small and mid-size financial institutions as Corillian increased its efforts towards expanding its penetration of these markets, combined with increased amortization of acquisition related intangibles and stock-based compensation.
     Corillian anticipates completing a license and implementation project during the second quarter of 2006. Total estimated revenues for the project are $1.2 million and will be recognized upon acceptance under completed contract accounting, which is also expected to occur during the second quarter of 2006. Gross profit will be insignificant for this project and as a result, Corillian anticipates gross profit as a percentage of revenue to decrease during the second quarter of 2006.
Operating Expenses
Sales and Marketing Expenses
     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel involved in marketing, sales and support functions, as well as costs associated with trade shows and other promotional activities.
     Sales and marketing expenses increased to $2.3 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005. This increase of $500,000, or 28%, was primarily due to higher headcount-related expenses as a result of acquiring companies in 2005. Sales headcount increased by 12 from prior year due to the acquisitions and headcount-related expenses increased by $384,000 as a result. Sales and marketing expense also increased due to $111,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).
Research and Development Expenses
     Research and development expenses consist primarily of salaries and related expenses for engineering personnel and costs of materials and equipment associated with the design, development and testing of Corillian’s products.

     Research and development expenses increased to $3.6 million for the three months ended March 31, 2006 from $2.6 million for the three months ended March 31, 2005. This increase of $1.0 million, or 38%, was primarily due to higher headcount-related expenses as a result of acquiring companies in 2005 and Corillian’s continued investment in research and development. Research and development headcount increased by 22 from prior year and headcount-related expenses increased by $885,000. Included in the additional headcount from prior year were 11 employees from acquired companies, which resulted in $540,000 of additional headcount-related expenses. Research and development expense also increased due to $120,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).
General and Administrative Expenses
     General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as professional fees, bad debt expenses and other general corporate expenses.
     General and administrative expenses increased to $2.6 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. The increase of $700,000, or 37%, was primarily due to $189,000 of various expenses due to companies acquired in 2005, as well as $218,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R). The remaining increase was due to various items that were individually insignificant.
Other Income, Net
     Other income, net, consists primarily of interest income, interest expense and Corillian’s share of losses in equity investments, and other miscellaneous items.
     Other income, net, increased to $268,000 for the three months ended March 31, 2006 from $95,000 for the three months ended March 31, 2005. Other income increased primarily due to a decrease of $128,000 in equity investment losses in Synoran, a limited liability company in which Corillian holds a minority investment interest. As of March 31, 2005, Corillian’s investment was reduced to zero and accordingly, will not incur further equity investment losses.
Income Taxes
     Corillian expects to incur an alternative minimum tax liability for 2006. As a result, Corillian recorded income tax charges of $20,000 for the three months ended March 31, 2006, related to estimated alternative minimum taxes for these periods. Corillian recorded an income tax charge of $13,000 in the three months ended March 31, 2005. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made.
Stock-Based Compensation Expense
     On January 1, 2006, Corillian adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R) for the three months ended March 31, 2006 which was allocated as follows (in thousands):

Three Months Ended
March 31, 2006
Cost of revenues	$114

Stock-based compensation expense included in cost of revenues	114

Sales and marketing	111
Research and development	120
General and administrative	218

Stock-based compensation expense included in operating expenses	449

Total stock-based compensation expense	$563

     There was no stock-based compensation expense recognized for the three months ended March 31, 2005.
Liquidity and Capital Resources
     As of March 31, 2006, Corillian had $24.6 million in cash, cash equivalents and short-term investments, as compared to $25.5 million as of December 31, 2005. The decrease in cash, cash equivalents and short-term investments was primarily due to $894,000 in cash used in operating activities. Working capital increased to $20.1 million as of March 31, 2006 from $19.6 million as of December 31, 2005.
     For the three months ended March 31, 2006, cash used in operating activities was $894,000. Cash flow from operations was negatively impacted by $1.8 million due to payments of accounts payable and accrued liabilities. The timing of cash receipts from accounts receivable resulted in a $6.2 million increase in cash flow from operations, and changes in deferred revenue and revenue in excess of billings decreased cash flow from operations by $4.8 million due to the timing of billings and revenue recognized. These amounts were offset by $445,000 of net income adjusted for certain non-cash items, including $563,000 of stock-based compensation expense under FAS 123(R), $423,000 of amortization of intangibles and $429,000 of depreciation expense. Cash provided by investing activities was $464,000 for the three months ended March 31, 2006, which was due to $850,000 in proceeds from the sale of available-for-sale investments, which was offset by $386,000 of cash used to purchase property and equipment. Cash provided by financing activities was $361,000 for the three months ended March 31, 2006, which was due to proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     For the three months ended March 31, 2005, cash provided by operating activities was $1.9 million. The timing of cash receipts from accounts receivable resulted in a $4.7 million increase in cash flow from operations. Net income adjusted for certain non-cash items resulted in an increase of $1.2 million in cash flow from operating activities. These amounts were offset by a decrease in deferred revenue of $3.9 million that decreased cash flow from operations due to the timing of billings and revenue recognized. Cash provided by investing activities was $235,000 for the three months ended March 31, 2005, which was due to $400,000 in net proceeds from the sales of available-for-sale investments, offset by $173,000 of cash used to purchase property and equipment. Cash used in financing activities was $238,000 for the three months ended March 31, 2005, which was due to $911,000 of repayments of long-term borrowings, offset by $677,000 in proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     In March 2006, Corillian amended and renewed the lease at its Omaha, Nebraska location. The terms of the new lease reduce the rentable square feet from 9,220 rentable square feet to 4,273 rentable square feet. The amended lease commences on April 1, 2006 and extends through March 31, 2011. Monthly rent for the renewed period ranges from $6,142 to $6,410 per month, as compared to its current rate of $13,446 per month.
     In March 2006, Corillian extended the lease at its Toledo, Ohio location for a period of six months, commencing on May 1, 2006 and continuing through October 31, 2006. Monthly rent for the renewed period will remain at its current rate of $9,728 per month.
     In March 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2006. As of March 31, 2006, Corillian did not have an outstanding balance on this line of credit.

     As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement which requires Corillian to have net income each quarter, except allowing for one quarter within a given year to have a net loss. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. As Corillian incurred a net loss for the first quarter of 2006, Corillian will be in violation in any remaining quarter of 2006 if a net loss is incurred unless it is able to amend the covenant requirements of its existing line of credit.
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
Interest Rate Sensitivity
     As of March 31, 2006, Corillian had $24.6 million in cash, cash equivalents and short-term investments compared to $25.5 million at December 31, 2005. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities ranging from greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to significant interest rate risks on its available-for-sale investments as these investments are bought and sold at par value. Corillian’s short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. Corillian manages this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect our interest income that is generated from our short-term investments. If interest rates increase or decrease equally over the next 12 months, by a total of one percent, Corillian’s interest income would increase or decrease by approximately $154,000, respectively. Corillian may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.
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
     Based on that evaluation, Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in internal controls over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits
     The exhibits listed on the accompanying index are filed as part of this Form 10-Q:

Exhibit No.	Description
3.1	Second Restated Bylaws of Corillian, as amended April 10, 2006

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.

CORILLIAN CORPORATION

By:	/s/ Paul K. Wilde

Paul K. Wilde
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Second Restated Bylaws of Corillian, as amended April 10, 2006

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors