Form 10-Q
period 2006-06-30
CORILLIAN CORP
filed 2006-08-09
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     The number of shares of the Registrant’s Common Stock, no par value, outstanding as of July 31, 2006 was 45,027,443 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 (unaudited)
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II Other Information
Item 1A. Risk Factors
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30,	December 31,
	2006	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$16,823	$16,722
Short-term investments	8,150	8,800
Accounts receivable, net	7,128	12,063
Revenue in excess of billings	2,670	2,387
Other current assets	3,380	3,307

Total current assets	38,151	43,279
Property and equipment, net	4,073	3,548
Goodwill	26,899	26,899
Intangibles, net	3,010	3,856
Other assets	1,686	1,757

Total assets	$73,819	$79,339

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,123	$6,261
Deferred revenue	12,597	15,522
Current portion of long-term debt and capital lease obligations	—	3
Other current liabilities	1,549	1,882

Total current liabilities	19,269	23,668
Other long-term liabilities	693	938

Total liabilities	19,962	24,606

Shareholders’ equity:
Common stock	151,026	149,447
Accumulated other comprehensive income	47	61
Accumulated deficit	(97,216)	(94,775)

Total shareholders’ equity	53,857	54,733

Total liabilities and shareholders’ equity	$73,819	$79,339

(1)	Derived from Corillian’s audited Consolidated Financial Statements as of December 31, 2005.
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$14,625	$12,287	$28,897	$23,523
Cost of revenues	8,624	4,151	15,590	8,510

Gross profit	6,001	8,136	13,307	15,013

Operating expenses:
Sales and marketing	2,253	1,719	4,566	3,489
Research and development	3,215	2,607	6,785	5,229
General and administrative	2,276	1,942	4,918	3,855

Total operating expenses	7,744	6,268	16,269	12,573

(Loss) income from operations	(1,743)	1,868	(2,962)	2,440
Other income, net	286	280	554	375

Net (loss) income before income taxes	(1,457)	2,148	(2,408)	2,815
Income taxes	13	50	33	63

Net (loss) income	$(1,470)	$2,098	$(2,441)	$2,752

Basic net (loss) income per share	$(0.03)	$0.05	$(0.05)	$0.07
Diluted net (loss) income per share	$(0.03)	$0.05	$(0.05)	$0.07

Shares used in computing basic net (loss) income per share	44,890	38,935	44,847	38,827
Shares used in computing diluted net (loss) income per share	44,890	40,051	44,847	40,151
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,441)	$2,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	879	726
Stock-based compensation expense	1,147	—
Amortization of intangible assets	846	—
Equity in losses of joint venture	—	128
Recovery of bad debts	—	(1)
Loss (gain) on sale of assets	4	(8)
Income tax benefit from equity transactions	—	15
Excess tax benefits from stock-based compensation	(8)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,935	329
Revenue in excess of billings	(283)	38
Other current and long-term assets	7	(673)
Accounts payable and accrued liabilities	(1,130)	1,120
Deferred revenue	(2,925)	(4,078)
Other current and long-term liabilities	(569)	(229)

Net cash provided by operating activities	462	119

Cash flows from investing activities:
Purchase of property and equipment	(1,408)	(446)
Proceeds from the sale of property and equipment	—	8
Purchases of available-for-sale investments	(2,500)	(2,650)
Proceeds from the sales of available-for-sale investments	3,150	2,050

Net cash used in investing activities	(758)	(1,038)

Cash flows from financing activities:
Proceeds from the issuance of common stock	406	737
Repayments of long-term borrowings	—	(911)
Principal payments on capital lease obligations	(3)	(6)
Excess tax benefits from stock-based compensation	8	—

Net cash provided by (used in) financing activities	411	(180)

Effect of exchange rate fluctuations on cash and cash equivalents	(14)	(1)

Increase (decrease) in cash and cash equivalents	101	(1,100)
Cash and cash equivalents at beginning of period	16,722	29,200

Cash and cash equivalents at end of period	$16,823	$28,100

Cash paid during the period for:
Interest	$8	$14
Taxes	43	15
Supplemental disclosures of non-cash investing and financing activities:
Deferred costs related to employee stock-based compensation	$9	$—
Common stock issued for qbt Systems, Inc. acquisition	9	—
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
     The Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Corillian’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
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
     Corillian adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Corillian’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, Corillian’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three and six months ended June 30, 2006 was $584,000 and $1.1 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three and six months ended June 30, 2005. See Note 5 for additional information.
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
     There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three and six months ended June 30, 2005; however, pro forma stock-based compensation expense for the three and six months ended June 30, 2005 was $755,000 and $1.5 million, respectively, or $0.02 and $0.04, respectively, per diluted share.

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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in Corillian’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value determined in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value determined in accordance with the provisions of FAS 123(R). Corillian amortizes the fair value of awards over their applicable vesting period (generally four years) using the straight line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of 2006 is based on awards ultimately expected to vest, expense has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
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
Computation of Net Income (Loss) per Share
     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.
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
(3) Concentration of Business and Credit Risk
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. A majority of Corillian’s revenues are generated from banks and other financial institutions. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity. During the three months ended June 30, 2006, one customer accounted for 12% of consolidated revenues. During the three months ended June 30, 2005, two customers individually accounted for more than 10% of Corillian’s consolidated revenues that represented 28% of total revenues. During the six months ended June 30, 2006, one customer accounted for 13% of consolidated revenues. During the six months ended June 30, 2005, one customer accounted for 17% of consolidated revenues.
     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billings. As of June 30, 2006, one customer accounted for 10% of consolidated accounts receivable. As of December 31, 2005, one customer accounted for 18% of consolidated accounts receivable.
     As of June 30, 2006, three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billings balance that represented 36% of total revenues in excess of billings. As of December 31, 2005, three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billings balance that represented 47% of total revenues in excess of billings.
     Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.
(4) Net (Loss) Income per Share
     The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net (loss) income	$(1,470)	$2,098	$(2,441)	$2,752
Weighted-average shares — basic	44,890	38,935	44,847	38,827
Effect of dilutive potential common shares	—	1,116	—	1,324

Weighted-average shares — diluted	44,890	40,051	44,847	40,151

Net (loss) income per share — basic	$(0.03)	$0.05	$(0.05)	$0.07
Net (loss) income per share — diluted	$(0.03)	$0.05	$(0.05)	$0.07
     Net loss for the three and six months ended June 30, 2006 included stock-based compensation expense under FAS 123(R) of $584,000 and $1.1 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123 for the three and six months ended June 30, 2005 because Corillian did not adopt the recognition provisions of FAS 123. See Note 5 for additional information.
     Options to purchase employee stock options, including estimated options to purchase shares under the ESPP, of approximately 7.0 million and 6.8 million shares for the three and six months ended June 30, 2006, respectively, and approximately 2.2 million and 2.0 million for the three and six months ended June 30, 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
(5) Employee Stock Benefit Plans
Employee Stock Purchase Plan
     In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (“the ESPP”) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. For the three and six months ended June 30, 2006 and 2005, Corillian issued 112,000 and 292,000 shares respectively, under the ESPP. As of June 30, 2006, 2.1 million shares were authorized for grant and 222,000 shares were available for issuance under the ESPP. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of Corillian’s immediately preceding year, and (3) a lesser amount determined by the Board of Directors. In January 2006, an additional 333,333 shares of common stock became available for issuance under the ESPP pursuant to the evergreen formula.
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
     In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (“the 2000 Plan”). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of June 30, 2006, 8.4 million shares were authorized for grant and 1.2 million shares remained available for issuance under the 2000 Plan. The 2000 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of Corillian as of the end of the immediately preceding year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Plan as of the effective date of the 2000 Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. In January 2006, an additional 400,000 shares of common stock became available for grant under the 2000 Plan pursuant to the evergreen formula.
     In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (“the 2003 Plan”) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by Corillian’s shareholders. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant or three months after termination of employment with Corillian. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of June 30, 2006, approximately 275,000 shares remained available for issuance under the 2003 Plan.
General Option Information
     A summary of option activity under Corillian’s stock option plans are as follows:

	Options Outstanding
		Weighted-
		Average
		Exercise
	Number	Price per
	Outstanding	Share
Outstanding at December 31, 2005	6,375,329	$3.94
Granted	467,000	3.41
Exercised	(95,059)	1.12
Canceled/forfeited/expired	(272,745)	4.85

Outstanding at June 30, 2006	6,474,525	$3.94

     The total pretax intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $70,000 and $212,000, respectively. Upon the exercise of stock options, Corillian issues new shares of common stock from its authorized shares. Net cash proceeds from the exercise of stock options and purchases under the ESPP were $406,000 and $737,000 for the six months ended June 30, 2006 and 2005, respectively.
     The following table summarizes significant ranges of outstanding and exercisable options under Corillian’s stock option plans as of June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value
$0.68-$0.68	4,250	6.58	$0.68	$9,818	3,313	$0.68	$7,653
$0.72-$0.86	884,953	6.81	0.86	1,884,950	615,911	0.86	1,311,890
$0.88-$2.87	1,033,967	7.31	2.79	206,793	623,250	2.75	149,580
$2.90-$2.99	486,000	9.32	2.91	38,880	22,188	2.90	1,997
$3.00-$3.00	983,875	7.08	3.00	—	668,251	3.00	—
$3.01-$3.28	653,542	8.78	3.17	—	138,542	3.17	—
$3.29-$3.74	661,333	8.62	3.45	—	174,731	3.44	—
$3.77-$5.01	658,815	6.40	4.29	—	519,098	4.26	—
$5.31-$9.94	668,165	6.77	6.63	—	668,165	6.63	—
$10.00-$19.50	439,625	4.32	13.38	—	439,625	13.38	—

Total	6,474,525	7.29	$3.94	$2,140,441	3,873,074	$4.62	$1,471,120

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Corillian’s closing stock price of $2.99 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 1.3 million shares.
Valuation and Expense Information under FAS 123(R)
     The following table summarizes stock-based compensation expense under FAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$129	$243

Stock-based compensation expense included in cost of revenues	129	243

Sales and marketing	113	224
Research and development	121	241
General and administrative	221	439

Stock-based compensation expense included in operating expenses	455	904

Total stock-based compensation expense	$584	$1,147

     As of June 30, 2006, approximately $9,000 of stock-based compensation expense was capitalized as deferred project costs and is included in other assets. There was no stock-based compensation expense recognized for the three and six months ended June 30, 2005.
     The following table presents the impact of Corillian’s adoption of FAS 123R on selected line items from the condensed consolidated financial statements for the three and six months ended June 30, 2006 (in thousands, except per-share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following FAS 123(R)	Following APB 25	Following FAS 123(R)	Following APB 25
Loss from operations	$(1,743)	$(1,159)	$(2,962)	$(1,815)
Net loss	$(1,470)	$(886)	$(2,441)	$(1,294)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.03)
     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period for the three and six months ended June 30, 2005 (in thousands, except per-share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$2,098	$2,752
Deduct: Stock-based compensation expense determined under fair value value based method for all awards	(755)	(1,461)

Pro forma net income	$1,343	$1,291

Basic and diluted- as reported	$0.05	$0.07
Basic and diluted- pro forma	$0.03	$0.03
     Stock-based compensation expense in the table above does not include any tax benefit associated with stock-based compensation due to Corillian’s overall tax position and the uncertainty surrounding the realizability of its deferred tax assets. As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $4.1 million which is expected to be recognized over the next 16 months on a weighted-average basis.
     Upon adoption of FAS 123(R), Corillian continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.
     The fair value of employee stock options was estimated using the following weighted average assumptions and fair values:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average fair value of grants	$2.18	$1.93	$2.16	$1.91
Expected volatility	74%	79%	75%	79%
Risk-free interest rate	5.1%	3.8%	4.9%	4.0%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	4.8	4.0	4.8	4.0
     The fair value of employee stock options granted under the ESPP was estimated using the following weighted average assumptions and fair values:

	Three and Six Months Ended
	June 30, 2006	June 30, 2005
Weighted average fair value of grants	$0.97	$1.46
Expected volatility	48%-55%	44%-81%
Risk-free interest rate	4.7%-4.8%	1.9%-3.2%
Expected dividends	0%	0%
Expected life (in years)	0.5-2.0	0.5-2.0
     Corillian estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of Corillian’s employee stock options. The dividend yield assumption is based on Corillian’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at June 30, 2006 using the simplified approach as allowed under SAB 107. Prior to 2006, the expected life and expected volatility of stock options were based upon historical data. Prior to the adoptions of FAS 123(R), forfeitures of employee stock options were accounted for on an as-incurred basis.
     As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
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
(6) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments have been reported in comprehensive income (loss) for Corillian. All other amounts have not been material to Corillian’s financial position or results of operations.

(7) Commitments and Contingencies
     (a) Operating Leases
     In March 2006, Corillian amended and renewed the lease at its Omaha, Nebraska location. The terms of the new lease reduce the rentable square feet from 9,220 rentable square feet to 4,273 rentable square feet. The amended lease commenced on April 1, 2006 and extends through March 31, 2011. Monthly rent for the renewed period ranges from $6,142 to $6,410 per month, as compared to its previous rate of $13,446 per month.
     In March 2006, Corillian extended the lease at its Toledo, Ohio location for a period of six months, commencing on May 1, 2006 and continuing through October 31, 2006. Monthly rent for the renewed period remained at its previous rate of $9,728 per month.
     (b) Long-term debt
     In March 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2006. In May 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2007 and amended its quick ratio and net income requirement covenants. Under the amendment, the quick ratio covenant was amended to 1.35 to 1.0 from 1.40 to 1.0. The net income covenant was amended to require Corillian to have positive net income on a semi-annual basis beginning for the semi-annual period ending December 31, 2006, as well as have positive net income on a quarterly basis beginning for the quarter ended December 31, 2006. Under the original line of credit agreement, the net income covenant required Corillian to have positive net income on an annual basis and three out of four quarters each year. As of June 30, 2006, Corillian did not have an outstanding balance on this line of credit.
     As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. Due to amending its debt covenants, Corillian was not in violation of its covenant requirements as of June 30, 2006. However, if its results of operations don’t improve during the second half of 2006, Corillian may be in violation in future periods.
     (c) Environmental liability
     In connection with the acquisition of InteliData, Corillian assumed an environmental clean-up liability associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the property and the building. In connection with the sale, InteliData agreed to undertake limited remediation of the property in accordance with applicable state and federal law. The property is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the property. The remediation plan agreed to with the purchaser allowed InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData obtained environmental insurance, which is now retained by Corillian, to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of June 30, 2006, the $600,000 deductible had been exhausted. As of June 30, 2006, Corillian had approximately $296,000 recorded as estimated undiscounted future liabilities, of which approximately $50,000 was recorded as a current liability, and recorded a receivable of $873,000 due from its insurance provider, of which $635,000 was recorded as a current asset. Corillian considers the collection of these insurance recoveries to be probable. Corillian recorded these amounts in accordance with SOP 96-1, Environmental Remediation Liabilities, and as part of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative clean-up methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of Corillian’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on Corillian’s financial position, results of operations, or liquidity.
     Corillian has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is uncertain.
      (d) Indemnification
     Corillian’s product license and services agreements include a limited indemnification provision for claims from third-parties relating to Corillian’s intellectual property. Such indemnification provisions are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. To date, claims under such indemnification provisions have not been significant.

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
     (a) Geographic Information
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Direct operating expenses related to Corillian’s international operations were insignificant for the three and six months ended June 30, 2006 and 2005.
     Geographic revenue information for the three and six months ended June 30, 2006 and 2005 are presented below. Prior year international revenues were updated to include revenues for all Corillian customers with geographic locations outside of the United States, as compared to revenues from Corillian’s international operations presented in prior years (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues from:
United States	$13,902	$12,038	$27,405	$22,770
All foreign countries	723	249	1,492	753

	$14,625	$12,287	$28,897	$23,523

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
     Revenues derived from Corillian’s licenses and services are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
License and professional services	$9,088	$8,137	$18,884	$15,457
Post-contractual support	4,504	3,240	8,401	6,158
Hosting	1,033	910	1,612	1,908

	$14,625	$12,287	$28,897	$23,523

(9) Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Corillian is currently evaluating what impact, if any, this statement will have on its financial statements.
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
•	Corillian has a history of losses and may incur losses in future periods if it is not able to, among other things, increase its sales to new and existing customers.

•	Corillian’s quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of its common stock to decline.

•	A small number of customers account for a substantial portion of Corillian’s revenues in each period; Corillian’s results of operations and financial condition could suffer if it loses customers or fails to add additional customers to its customer base.

•	If Corillian, or its implementation partners, do not effectively implement Corillian’s solutions, Corillian may not achieve anticipated revenues or gross margins.

•	If Corillian’s goodwill or amortizable intangible assets become impaired, Corillian may be required to record a significant charge to earnings.

•	The lengthy sales cycles of Corillian’s products may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Subscription-based licensing of Corillian products and services may have an adverse effect on near-term revenue.

•	Corillian may not achieve anticipated revenues if Corillian does not successfully introduce new products or develop upgrades or enhancements to its existing products.

•	Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	Corillian’s partners may be unable to fulfill their service obligations and cause Corillian to incur penalties or other expenses with its customers.

•	Corillian’s facility and operations may be disabled by a disaster or similar event, which could damage its reputation and require Corillian to incur financial loss.

•	Competition in the market for internet-based financial services is intense and could reduce Corillian’s sales and prevent Corillian from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of Corillian’s customers and potential customers.

•	If Corillian loses key personnel, Corillian could experience reduced sales, delayed product development and diversion of management resources.

•	If Corillian does not develop international operations as expected or fails to address international market risks, Corillian may not achieve anticipated sales growth.

•	If Corillian becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or internet security problems could damage Corillian’s reputation and business.

•	New technologies could render Corillian’s products obsolete.

•	Defects in Corillian’s solutions and system errors in its customers’ data processing systems after installing Corillian’s solutions could result in loss of revenues, delay in market acceptance and injury to Corillian’s reputation.

•	Corillian’s products and services must interact with other vendors’ products, which may result in system errors.

•	If Corillian becomes subject to product liability litigation, it could be costly and time consuming to defend.

•	If Corillian is unable to protect its intellectual property, Corillian may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

•	Increasing government regulation of the internet and the financial services industry could limit the market for Corillian’s products and services, impose on Corillian liability for transmission of protected data and increase its expenses.

•	Newly issued and proposed accounting standards could increase the Company’s stock-based compensation expenses and could adversely affect the Company’s ability to award employees with equity instruments.
     Corillian does not guarantee future results, levels of activity, performance or achievements. Corillian does not plan to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in its expectations.
Overview
     Substantially all of Corillian’s revenues are derived from licensing its software and performing professional services for its customers, both through direct sales channels and indirect sales partners. These professional services include implementation of software solutions, custom software engineering, consulting, maintenance, training and hosting. In most cases, Corillian recognizes revenues for licenses, implementation, training and custom engineering services using the percentage-of-completion method. Revenues relating to maintenance and hosting services are recognized ratably over the term of the associated maintenance or hosting contract. Revenues derived from consulting services are recognized as the services are performed and revenues from transactional services are recognized as transactions are processed. Corillian generally licenses its applications on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, Corillian’s software license requires the customer to pay Corillian an additional license fee to cover additional increments of end users. Revenues from additional seat sales are generally recognized in the period in which the licenses are sold.

     Corillian’s results for the three and six months ended June 30, 2006 reflected an increase in revenues to $14.6 million for the three months ended June 30, 2006 from $12.3 million for the three months ended June 30, 2005 and to $28.9 for the six months ended June 30, 2006 from $23.5 for the six months ended June 30, 2005. Corillian’s net loss for the three and six months ended June 30, 2006 was $1.5 million and $2.4 million, respectively. Included in the net losses for the three and six months ended June 30, 2006 was $584,000 and $1.1 million in stock-based compensation, respectively, due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) and $423,000 and $846,000 of amortization of intangibles, respectively, related to companies acquired in the third quarter of 2005. Included in Corillian’s results of operations for the three and six months ended June 30, 2006 were approximately $1.1 million and $770,000, respectively, of previously capitalized costs related to a low margin license and implementation project that was recognized under completed contract accounting.
     Corillian’s backlog was $47.4 million at June 30, 2006 compared to $43.0 million at December 31, 2005. Included in its June 30, 2006 backlog amount, is $643,000 related to estimated usage-based revenues from contracts acquired in the InteliData acquisition, all of which is expected to be recognized as revenue over the next 12 months. Corillian previously excluded these amounts from backlog as it did not have enough history with these contracts to reliably estimate future usage-based revenues over the remaining contractual period.
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
Income Taxes
     Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. This determination was based on an evaluation of positive and negative factors, including Corillian’s history of having net losses, quarterly losses since the third quarter of 2005, future projections and limitations on the use of net operating loss carryforwards. As of June 30, 2006 and December 31, 2005, Corillian maintained a full valuation allowance on net deferred tax assets. Corillian will continue to evaluate the need for a valuation allowance in future reporting periods.
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
Stock-based Compensation Expense
     On January 1, 2006, Corillian adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“the ESPP”) based on estimated fair values. Stock-based compensation expense recognized under FAS 123(R) for the three and six months ended June 30, 2006 was $584,000 and $1.1 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three and six months ended June 30, 2005. See Note 5 to the Condensed Consolidated Financial Statements for additional information.
     Upon adoption of FAS 123(R), Corillian continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. The fair value of employee stock options was estimated using the following weighted average assumptions and fair values:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Weighted average fair value of grants	$2.18	$2.16
Expected volatility	74%	75%
Risk-free interest rate	5.1%	4.9%
Expected dividends	0%	0%
Expected life (in years)	4.8	4.8
     Corillian estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of Corillian’s employee stock options. The dividend yield assumption is based on Corillian’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at June 30, 2006 using the simplified approach as allowed under SAB 107.
     As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
     If factors change and Corillian employs different assumptions in the application of FAS 123(R) in future periods, the compensation expense that is recorded under FAS 123(R) may differ significantly from what Corillian has recorded in the current period.
Results of Operations
Revenues
     Revenues increased to $14.6 million for the three months ended June 30, 2006 from $12.3 million for the three months ended June 30, 2005. The increase of $2.3 million, or 19%, was primarily due to $2.7 million of revenues from customers of companies that Corillian acquired in the third quarter of 2005. In addition, during the second quarter of 2006, Corillian completed a significant license and implementation project that was being recognized under completed contract accounting. This project began in the fourth quarter of 2004 and resulted in over $1.0 million of revenues recognized during the three months ended June 30, 2006.
     Revenues increased to $28.9 million for the six months ended June 30, 2006 from $23.5 million for the six months ended June 30, 2005. The increase of $5.4 million, or 23%, was primarily due to $6.3 million of revenues from customers of companies that Corillian acquired in the third quarter of 2005, which included a one-time license sale of $1.2 million in the first quarter of 2006. During the second quarter of 2006, Corillian completed a significant license and implementation project that was being recognized under completed contract accounting. This project began in the fourth quarter of 2004 and resulted in over $1.0 million of revenues recognized during the three months ended June 30, 2006.
     During the three months ended June 30, 2006, one customer accounted for 12% of consolidated revenues. During the three months ended June 30, 2005, two customers individually accounted for more than 10% of Corillian’s consolidated revenues and together represented 28% of total revenues. During the six months ended June 30, 2006, one customer accounted for 13% of consolidated revenues. During the six months ended June 30, 2005, one customer accounted for 17% of consolidated revenues.
Cost of Revenues
     Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of Corillian’s software and for maintenance and support personnel who are responsible for post-contractual customer support, as well as amortization expense related to acquisition related intangibles and stock-based compensation.

     Cost of revenues increased to $8.6 million for the three months ended June 30, 2006 from $4.2 million for the three months ended June 30, 2005. This increase of $4.4 million, or 105%, was primarily due to a combination of increased professional services headcount-related expenses, consulting expenses, amortization of acquisition related intangibles and stock-based compensation expense. Professional services headcount increased by 52 and headcount-related expenses increased by $1.4 million as a result. In addition to the increased headcount, consulting expenses increased by $1.1 million due to Corillian hiring more contractors to assist with an increase in the number of implementation projects. Amortization of acquisition related intangibles increased by $379,000 and stock-based compensation expense under FAS 123(R) increased $129,000. Additionally, Corillian completed a low margin license and implementation project during the second quarter of 2006 that was being recognized under completed contract accounting. This resulted in the recognition of deferred project costs during the second quarter of 2006, of which approximately $1.1 million had been capitalized in periods prior to the second quarter of 2006.
     Cost of revenues increased to $15.6 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005. This increase of $7.1 million, or 84%, was primarily due to a combination of increased professional services headcount-related expenses, consulting expenses, amortization of acquisition related intangibles and stock-based compensation expense. Professional services headcount increased by 52 and headcount-related expenses increased by $2.5 million as a result. In addition to the increased headcount, consulting expenses increased by $2.1 million due to Corillian hiring more contractors to assist with an increase in the number of implementation projects. Amortization of acquisition related intangibles increased by $759,000 and stock-based compensation expense under FAS 123(R) increased $243,000. Additionally, Corillian completed a low margin license and implementation project during the second quarter of 2006 that was being recognized under completed contract accounting. This resulted in the recognition of deferred project costs during the second quarter of 2006, of which approximately $770,000 had been related to periods prior to 2006.
     Corillian anticipates headcount-related and consulting expenses to continue at their current rates, which will result in continued increases in cost of revenues as compared to prior year.
     Gross profit as a percentage of revenues decreased to 41% from 66% for the three months ended June 30, 2006 and 2005, respectively. Gross profit as a percentage of revenues decreased to 46% from 64% for the six months ended June 30, 2006 and 2005, respectively. The decrease in gross margins are primarily attributable to lower margin projects as a result of more implementation projects for small and mid-size financial institutions as Corillian increased its efforts towards expanding its penetration of these markets. In addition, increased amortization of acquisition related intangibles and stock-based compensation contributed to the decrease in gross margins.
     Corillian anticipates gross margin to improve during the third quarter of 2006 to levels similar to the first quarter of 2006 due to sales mix and increased efficiency with project implementations.
Operating Expenses
Sales and Marketing Expenses
     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel involved in marketing, sales and support functions, stock-based compensation, as well as costs associated with trade shows and other promotional activities.
     Sales and marketing expenses increased to $2.3 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005. This increase of $600,000, or 35%, was primarily due to higher headcount-related expenses as a result of acquiring companies in the third quarter of 2005. Sales headcount increased by 9 from prior year and headcount-related expenses increased by $291,000 as a result. Included in additional sales and marketing headcount were 5 employees from acquired companies. Sales and marketing expense also increased due to $113,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R), and a $44,000 increase related to acquisition related intangibles.
     Sales and marketing expenses increased to $4.6 million for the six months ended June 30, 2006 from $3.5 million for the six months ended June 30, 2005. This increase of $1.1 million, or 31%, was primarily due to higher headcount-related expenses as a result of acquiring companies in the third quarter of 2005. Sales and marketing headcount increased by 9 from prior year and headcount-related expenses increased by $622,000 as a result. Included in additional sales and marketing headcount were 5 employees from acquired companies. Sales and marketing expense also increased due to $224,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R), and an $87,000 increase related to acquisition related intangibles.
Research and Development Expenses
     Research and development expenses consist primarily of salaries and related expenses for engineering personnel, stock-based compensation and costs of materials and equipment associated with the design, development and testing of Corillian’s products.
     Research and development expenses increased to $3.2 million for the three months ended June 30, 2006 from $2.6 million for the three months ended June 30, 2005. This increase of $600,000, or 23%, was primarily due to higher headcount-related expenses as a result of acquiring companies in the third quarter of 2005 and Corillian’s continued investment in research and development. Research and development headcount increased by 19 from prior year and headcount-related expenses increased by $643,000. Included in the additional headcount were 9 employees from acquired companies. Research and development expense also increased due to $121,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).
     Research and development expenses increased to $6.8 million for the six months ended June 30, 2006 from $5.2 million for the six months ended June 30, 2005. This increase of $1.6 million, or 31%, was primarily due to higher headcount-related expenses as a result of acquiring companies in the third quarter of 2005 and Corillian’s continued investment in research and development. Research and development headcount increased by 19 from prior year and headcount-related expenses increased by $1.3 million. Included in the additional research and development headcount were 9 employees from acquired companies. Research and development expense also increased due to $241,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).
General and Administrative Expenses
     General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, stock-based compensation, as well as professional fees, bad debt expenses and other general corporate expenses.
     General and administrative expenses increased to $2.3 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. The increase of $400,000, or 21%, was primarily due to $146,000 of various expenses due to companies acquired in the third quarter of 2005, as well as $221,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).
     General and administrative expenses increased to $4.9 million for the six months ended June 30, 2006 from $3.9 million for the six months ended June 30, 2005. The increase of $1.0 million, or 26%, was primarily due to $334,000 of various expenses due to companies acquired in the third quarter of 2005, as well as $439,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R). The remaining increase was due to various items that were individually insignificant.
Other Income, Net
     Other income, net, consists primarily of interest income, interest expense and Corillian’s share of losses in equity investments, and other miscellaneous items.
     Other income, net, remained relatively consistent at $286,000 for the three months ended June 30, 2006 as compared to $280,000 for the three months ended June 30, 2005. Other income for the three months ended June 30, 2006 and 2005 primarily consisted of interest income from short-term investments. Corillian’s short-term investment balance decreased to $8.2 million at June 30, 2006 from $10.8 million at June 30, 2005. However, the decrease in short-term investments balance was offset by higher short-term interest rates in 2006.

     Other income, net, increased to $554,000 for the six months ended June 30, 2006 from $375,000 for the six months ended June 30, 2005. Other income increased primarily due to a decrease of $128,000 in equity investment losses in Synoran, a limited liability company in which Corillian holds a minority investment interest. As of March 31, 2005, Corillian’s investment was reduced to zero and accordingly, Corillian did not incur further equity investment losses beyond such date.
Income Taxes
     Corillian expects to incur an alternative minimum tax liability for 2006. As a result, Corillian recorded income tax charges of $13,000 and $33,000 for the three and six months ended June 30, 2006, respectively, related to estimated alternative minimum taxes for these periods. Corillian recorded an income tax charge of $50,000 and $63,000 for the three and six months ended June 30, 2005, respectively. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized. Corillian considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Corillian was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made.
Stock-Based Compensation Expense
     On January 1, 2006, Corillian adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$129	$243

Stock-based compensation expense included in cost of revenues	129	243

Sales and marketing	113	224
Research and development	121	241
General and administrative	221	439

Stock-based compensation expense included in operating expenses	455	904

Total stock-based compensation expense	$584	$1,147

     There was no stock-based compensation expense recognized for the three and six months ended June 30, 2005.
Liquidity and Capital Resources
     As of June 30, 2006, Corillian had $25.0 million in cash, cash equivalents and short-term investments, as compared to $25.5 million as of December 31, 2005. Working capital decreased to $18.9 million as of June 30, 2006 from $19.6 million as of December 31, 2005.
     For the six months ended June 30, 2006, cash provided by operating activities was $462,000. Cash flow from operations was negatively impacted by $1.1 million due to payments of accounts payable and accrued liabilities. The timing of cash receipts from accounts receivable resulted in a $4.9 million increase in cash flow from operations, and changes in deferred revenue and revenue in excess of billings decreased cash flow from operations by $3.2 million due to the timing of billings and revenue recognized. These amounts were offset by $427,000 of net income adjusted for certain non-cash items, including $1.1 million of stock-based compensation expense under FAS 123(R), $846,000 of amortization of intangibles and $879,000 of depreciation expense. Cash used in investing activities was $758,000 for the six months ended June 30, 2006, which was due to $1.4 million of cash used to purchase property and equipment, which was offset with $650,000 of net proceeds from the sale of available-for-sale investments. Cash provided by financing activities was $411,000 for the six months ended June 30, 2006, which was due to proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     For the six months ended June 30, 2005, cash provided by operating activities was $119,000. The timing of cash receipts from accounts receivable resulted in a $329,000 increase in cash flow from operations. Net income adjusted for certain non-cash items resulted in an increase of $3.6 million in cash flow from operating activities. These amounts were offset by a decrease in deferred revenue of $4.1 million that decreased cash flow from operations due to the timing of billings and revenue recognized. Cash used in investing activities was $1.0 million for the six months ended June 30, 2005, which was primarily due to $600,000 in net purchases of available-for-sale investments and $446,000 of cash used to purchase property and equipment. Cash used in financing activities was $180,000 for the six months ended June 30, 2005, which was primarily due to $911,000 of repayments of long-term borrowings, offset by $737,000 in proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     In March 2006, Corillian amended and renewed the lease at its Omaha, Nebraska location. The terms of the new lease reduce the rentable square feet from 9,220 rentable square feet to 4,273 rentable square feet. The amended lease commenced on April 1, 2006 and extends through March 31, 2011. Monthly rent for the renewed period ranges from $6,142 to $6,410 per month, as compared to its previous rate of $13,446 per month.
     In March 2006, Corillian extended the lease at its Toledo, Ohio location for a period of six months, commencing on May 1, 2006 and continuing through October 31, 2006. Monthly rent for the renewed period will remain at its previous rate of $9,728 per month.
     In March 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2006. In May 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2007 and amended its quick ratio and net income requirement covenants. Under the amendment, the quick ratio covenant was amended to 1.35 to 1.0 from 1.40 to 1.0. The net income covenant was amended to require Corillian to have positive net income on a semi-annual basis beginning for the semi-annual period ending December 31, 2006, as well as have positive net income on a quarterly basis beginning for the quarter ended December 31, 2006. Under the original line of credit agreement, the net income covenant required Corillian to have positive net income on an annual basis and three out of four quarters each year. As of June 30, 2006, Corillian did not have an outstanding balance on this line of credit.
     As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. Due to amending its debt covenants, Corillian was not in violation of its covenant requirements as of June 30, 2006. However, if its results of operations don’t improve during the second half of 2006, Corillian may be in violation in future periods.
     Corillian believes its current cash, cash equivalents and short-term investments will be sufficient to meet its working capital requirements for at least the next 12 months.
Contractual Obligations
     In March 2006, Corillian amended and renewed the lease at its Omaha, Nebraska location. The terms of the new lease reduce the rentable square feet from 9,220 rentable square feet to 4,273 rentable square feet. The amended lease commenced on April 1, 2006 and extends through March 31, 2011. Monthly rent for the renewed period ranges from $6,142 to $6,410 per month, as compared to its previous rate of $13,446 per month.
     In March 2006, Corillian extended the lease at its Toledo, Ohio location for a period of six months, commencing on May 1, 2006 and continuing through October 31, 2006. Monthly rent for the renewed period will remain at its previous rate of $9,728 per month.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rate Sensitivity

     Corillian develops products in the United States and markets its products and services in the United States, and to a lesser extent in Canada, Europe, Asia and Australia. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of Corillian’s revenues are currently denominated in United States dollars, a strengthening of the United States dollar could make Corillian’s products less competitive in foreign markets.
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
Interest Rate Sensitivity
     As of June 30, 2006, Corillian had $25.0 million in cash, cash equivalents and short-term investments compared to $25.5 million at December 31, 2005. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities ranging from greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to significant interest rate risks on its available-for-sale investments as these investments are bought and sold at par value. Corillian’s short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. Corillian manages this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect Corillian’s interest income that is generated from its short-term investments. If interest rates increase or decrease equally over the next 12 months, by a total of one percent, Corillian’s interest income would increase or decrease by approximately $156,000, respectively. Corillian may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures.
     The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the Evaluation Date). In designing and evaluating Corillian’s disclosure controls and procedures, management recognized that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Corillian’s disclosure controls and procedures are designed to provide reasonable assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on that evaluation, Corillian’s management, with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to Corillian’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal controls over financial reporting.
     There were no changes in Corillian’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
     Corillian intends to regularly review and evaluate the design and effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any significant deficiencies that it may discover in the future. While Corillian believes the present design of its disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting its business may cause it to modify these controls and procedures in the future.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     See Exhibit 99.1 to this quarterly report on Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     On May 15, 2006, Corillian held its annual meeting of shareholders in Portland, Oregon. Holders of 36,577,199 shares were represented at the meeting, either in person or by proxy. At this meeting, Jay Whipple III and Eric Dunn were elected as Class 3 Directors. The votes cast in favor of and withheld from the director nominees were as follows: Jay Whipple III, 36,162,172 for and 414,668 withheld; and Eric Dunn, 36,161,992 for and 414,852 withheld. Also, at this meeting, KPMG LLP was ratified as Corillian’s independent auditors for the twelve-month period ending December 31, 2006. The votes cast in favor of and against this ratification were as follows: 36,508,962 for; 62,108 against; 6,129 abstained; and 8,296,228 broker non-votes.
ITEM 5. OTHER INFORMATION
Executive Compensation
     On May 4, 2006, the Compensation Committee of Corillian Corporation’s Board of Directors approved mid-year and annual bonus target amounts for 2006 for Corillian’s named executive officers under Corillian’s discretionary cash bonus program. The Committee also established financial and operational performance goals for 2006 for the named executive officers’ mid-year and annual bonuses under Corillian’s discretionary cash bonus program. These financial and operational performance goals, called corporate performance goals, relate to Corillian’s revenue, operating income and value of new contracts. For each named executive officer, a portion of the mid-year and annual bonus will be payable based on the achievement of these corporate goals and a portion will be payable based on the achievement of individual and group goals established for each named executive officer, as described below. Payouts of mid-year and annual bonuses will be dependent on the level of achievement of performance goals as described below, and no named executive officer will receive a payout for the corporate portion of the bonus if the applicable minimum corporate performance goals are not met. Each named executive officer will have the opportunity to earn up to his full mid-year and annual bonus targets based on the level of achievement of the performance goals applicable to such individual and may earn a bonus above the target if the performance goals are exceeded. Any mid-year bonuses earned for 2006 performance are expected to be paid in the third quarter. Any annual bonuses earned for 2006 performance will be paid during the first quarter of 2007.

	2006 Mid-Year Bonus	2006 Annual Bonus	Corporate	Individual/Group
	Target (Percentage	Target (Percentage	Performance	Performance
Name and Principal Positions	of Base Salary)	of Base Salary)	Goals	Goals
Alex P. Hart, Chief Executive Officer and President	15%	45%	50%	50%
Paul K. Wilde, Chief Financial Officer	6%	19%	50%	50%
Brian Kissel, Senior Vice President of
Corporate Strategy and Product Management	6%	19%	25%	75%
Christopher L. Brooks, Chief Technology Officer	6%	19%	25%	75%
Andre Bouchard, Senior Vice President of
Professional Services	9%	26%	25%	75%
     Erich J. Litch, Executive Vice President of Sales and Marketing and Corporate Secretary, is eligible to earn semi-annual annual cash bonuses of up to $100,000 (for a total of up to $200,000 for 2006) based on the achievement of a performance goal established by the Committee based on the value of new contracts.
     On August 3, 2006, the Committee increased the mid-year and annual bonus target percentages for Mr. Wilde, Mr. Kissel and Mr. Brooks to 9% for the mid-year bonus and 26% for the annual bonus.
ITEM 6. EXHIBITS
(a) Exhibits
     See attached exhibit index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2006.

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