Form 10-Q
period 2006-09-30
CORILLIAN CORP
filed 2006-11-09
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     The number of shares of the Registrant’s Common Stock, no par value, outstanding as of October 31, 2006 was 45,046,817 shares.

CORILLIAN CORPORATION
FORM 10-Q

Part I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (unaudited)
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II Other Information
Item 1A. Risk Factors
Item 6. Exhibits
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30,	December 31,
	2006	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$16,543	$16,722
Short-term investments	8,100	8,800
Accounts receivable, net	7,641	12,063
Revenue in excess of billings	3,433	2,387
Other current assets	2,944	3,307

Total current assets	38,661	43,279
Property and equipment, net	4,339	3,548
Goodwill	26,899	26,899
Intangibles, net	2,631	3,856
Other assets	2,365	1,757

Total assets	$74,895	$79,339

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,392	$6,261
Deferred revenue	12,342	15,522
Current portion of long-term debt and capital lease obligations	—	3
Other current liabilities	1,250	1,882

Total current liabilities	18,984	23,668
Other long-term liabilities	581	938

Total liabilities	19,565	24,606

Shareholders’ equity:
Common stock	151,910	149,447
Accumulated other comprehensive income	46	61
Accumulated deficit	(96,626)	(94,775)

Total shareholders’ equity	55,330	54,733

Total liabilities and shareholders’ equity	$74,895	$79,339

(1)	Derived from Corillian’s audited Consolidated Financial Statements as of December 31, 2005.
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$15,567	$11,937	$44,464	$35,459
Cost of revenues	7,321	5,311	22,912	13,820

Gross profit	8,246	6,626	21,552	21,639

Operating expenses:
Sales and marketing	2,045	1,964	6,611	5,452
Research and development	3,417	2,627	10,202	7,856
General and administrative	2,474	2,343	7,392	6,199

Total operating expenses	7,936	6,934	24,205	19,507

Income (loss) from operations	310	(308)	(2,653)	2,132
Other income, net	290	248	844	623

Net income (loss) before income taxes	600	(60)	(1,809)	2,755
Income taxes	10	—	42	63

Net income (loss)	$590	$(60)	$(1,851)	$2,692

Basic net income (loss) per share	$0.01	$(0.00)	$(0.04)	$0.07
Diluted net income (loss) per share	$0.01	$(0.00)	$(0.04)	$0.07

Shares used in computing basic net income (loss) per share	44,997	41,756	44,897	39,808
Shares used in computing diluted net income (loss) per share	45,574	41,756	44,897	41,020
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,851)	$2,692
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,403	1,115
Stock-based compensation expense	1,702	—
Amortization of intangible assets	1,225	221
Equity in losses of joint venture	—	128
Recovery of bad debts	—	(41)
Loss (gain) on sale of assets	4	(8)
Income tax benefit from equity transactions	—	18
Excess tax benefits from stock-based compensation	(5)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	4,422	2,252
Revenue in excess of billings	(1,046)	(899)
Other current and long-term assets	(216)	(1,107)
Accounts payable and accrued liabilities	(864)	(3,058)
Deferred revenue	(3,180)	(4,586)
Other current and long-term liabilities	(980)	(105)

Net cash provided by (used in) operating activities	614	(3,378)

Cash flows from investing activities:
Purchase of property and equipment	(2,198)	(917)
Proceeds from the sale of property and equipment	—	8
Purchases of available-for-sale investments	(2,500)	(2,650)
Proceeds from the sales of available-for-sale investments	3,200	2,050
Cash paid for acquisition of InteliData, net of cash acquired	—	(4,472)
Cash paid for acquisition of qbt, net of cash acquired	—	(3,138)

Net cash used in investing activities	(1,498)	(9,119)

Cash flows from financing activities:
Proceeds from the issuance of common stock	718	1,070
Registration costs associated with shares issued in business combinations	—	(309)
Repayments of long-term borrowings	—	(911)
Principal payments on capital lease obligations	(3)	(9)
Excess tax benefits from stock-based compensation	5	—

Net cash provided by (used in) financing activities	720	(159)

Effect of exchange rate fluctuations on cash and cash equivalents	(15)	(1)

Decrease in cash and cash equivalents	(179)	(12,657)
Cash and cash equivalents at beginning of period	16,722	29,200

Cash and cash equivalents at end of period	$16,543	$16,543

Cash paid during the period for:
Interest	$17	$21
Taxes	64	47
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in InteliData acquisition	$—	$16,618
Common stock issued in qbt Systems, Inc. acquisition	9	2,059
Deferred costs related to employee stock-based compensation	29	—
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
     The Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
     Corillian adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Corillian’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, Corillian’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three and nine months ended September 30, 2006 was $555,000 and $1.7 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three and nine months ended September 30, 2005. See Note 5 for additional information.
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
     There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three and nine months ended September 30, 2005; however, pro forma stock-based compensation expense for the three and nine months ended September 30, 2005 was $695,000 and $2.2 million, respectively, or $0.02 and $0.05, respectively, per diluted share. On December 22, 2005, Corillian’s Board of Directors approved the acceleration of vesting of all employee stock options with an exercise price equal to or greater than $5.00. The closing share price of Corillian’s stock on December 22, 2005 was $2.80. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure requirements under FAS 123, Corillian recognized $1.2 million of stock-based compensation for all options for which vesting was accelerated during the fourth quarter of the year ended December 31, 2005. Corillian took this action to reduce future costs under FAS 123(R). In addition, because these options had exercise prices substantially in excess of current market values, the accelerated vesting did not provide material value to the affected option holders.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in Corillian’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value determined in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value determined in accordance with the provisions of FAS 123(R). Corillian amortizes the fair value of awards over their applicable vesting period (generally four years) using the straight line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine months of 2006 is based on awards ultimately expected to vest, expense has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
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
(3) Concentration of Business and Credit Risk
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. A majority of Corillian’s revenues are generated from banks and other financial institutions. Accordingly, Corillian’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of Corillian’s products and services are often subject to delays because of Corillian’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. Corillian’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of Corillian to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on Corillian’s financial condition, results of operations or liquidity. During the three months ended September 30, 2006, one customer accounted for 13% of consolidated revenues. During the three months ended September 30, 2005, two customers individually accounted for more than 10% of Corillian’s consolidated revenues and together represented 25% of total revenues. During the nine months ended September 30, 2006, one customer accounted for 13% of consolidated revenues. During the nine months ended September 30, 2005, one customer accounted for 12% of consolidated revenues.
     Corillian is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billings. As of September 30, 2006, one customer accounted for 22% of consolidated accounts receivable. As of December 31, 2005, one customer accounted for 18% of consolidated accounts receivable.
     As of September 30, 2006, one customer individually accounted for more than 13% of Corillian’s consolidated revenue in excess of billings balance. As of December 31, 2005, three customers individually accounted for more than 10% of Corillian’s consolidated revenue in excess of billings balance and together represented 47% of total revenues in excess of billings.
     Corillian is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. Corillian limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.
(4) Net Income (Loss) per Share
     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$590	$(60)	$(1,851)	$2,692
Weighted-average shares — basic	44,997	41,756	44,897	39,808
Effect of dilutive potential common shares	577	—	—	1,212

Weighted-average shares — diluted	45,574	41,756	44,897	41,020

Net income (loss) per share — basic	$0.01	$(0.00)	$(0.04)	$0.07
Net income (loss) per share — diluted	$0.01	$(0.00)	$(0.04)	$0.07
     Net income (loss) for the three and nine months ended September 30, 2006 included stock-based compensation expense under FAS 123(R) of $555,000 and $1.7 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123 for the three and nine months ended September 30, 2005 because Corillian did not adopt the recognition provisions of FAS 123. See Note 5 for additional information.
     Options to purchase employee stock options, including estimated options to purchase shares under the ESPP, of approximately 5.8 million and 6.6 million shares for the three and nine months ended September 30, 2006, respectively, and approximately 6.2 million and 2.2 million for the three and nine months ended September 30, 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
(5) Employee Stock Benefit Plans
Employee Stock Purchase Plan
     In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (“the ESPP”) that became effective upon completion of Corillian’s initial public offering on April 12, 2000. For the three and nine months ended September 30, 2006, Corillian issued 122,000 and 234,000 shares under the ESPP. For the three and nine months ended September 30, 2005, Corillian issued 101,000 and 393,000 shares under the ESPP. As of September 30, 2006, 2.1 million shares were authorized for grant and 99,000 shares were available for issuance under the ESPP. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of Corillian’s immediately preceding year, and (3) a lesser amount determined by the Board of Directors. In January 2006, an additional 333,333 shares of common stock became available for issuance under the ESPP pursuant to the evergreen formula.
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
     In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (“the 2000 Plan”). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with Corillian. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of September 30, 2006, 8.4 million shares were authorized for grant and 1.2 million shares remained available for issuance under the 2000 Plan. The 2000 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of Corillian as of the end of the immediately preceding year on a fully-diluted basis; plus any shares subject to outstanding awards under Corillian’s 1997 Plan as of the effective date of the 2000 Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. In January 2006, an additional 400,000 shares of common stock became available for grant under the 2000 Plan pursuant to the evergreen formula.
     In May 2003, Corillian’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (“the 2003 Plan”) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by Corillian’s shareholders. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant or three months after termination of employment with Corillian. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of September 30, 2006, approximately 278,000 shares remained available for issuance under the 2003 Plan.
General Option Information
     A summary of option activity under Corillian’s stock option plans are as follows:

	Options Outstanding
		Weighted-
		Average
		Exercise
	Number	Price per
	Outstanding	Share
Outstanding at December 31, 2005	6,375,329	$3.94
Granted	536,500	3.32
Exercised	(114,433)	1.08
Canceled/forfeited/expired	(341,331)	4.74

Outstanding at September 30, 2006	6,456,065	$3.93

     The total pretax intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $35,000 and $247,000, respectively. Upon the exercise of stock options, Corillian issues new shares of common stock from its authorized shares. Net cash proceeds from the exercise of stock options and purchases under the ESPP were $718,000 and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.
     The following table summarizes significant ranges of outstanding and exercisable options under Corillian’s stock option plans as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value
$0.68-$2.71	1,029,089	6.49	$1.10	$1,687,706	796,255	$1.10	$1,305,858
$2.75-$2.87	918,583	7.39	2.85	—	518,708	2.85	—
$2.90-$2.99	491,500	9.08	2.91	—	24,375	2.90	—
$3.00-$3.00	983,875	6.82	3.00	—	731,375	3.00	—
$3.01-$3.42	933,261	8.70	3.23	—	223,952	3.20	—
$3.43-$5.01	1,002,715	6.73	4.00	—	672,655	4.07	—
$5.31-$19.50	1,097,042	5.54	9.31	—	1,097,040	9.31	—

Total	6,456,065	7.06	$3.93	$1,687,706	4,064,360	$4.50	$1,305,858

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Corillian’s closing stock price of $2.74 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 796,000 shares.
Valuation and Expense Information under FAS 123(R)
     The following table summarizes stock-based compensation expense under FAS 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$106	$349

Stock-based compensation expense included in cost of revenues	106	349

Sales and marketing	111	335
Research and development	120	361
General and administrative	218	657

Stock-based compensation expense included in operating expenses	449	1,353

Total stock-based compensation expense	$555	$1,702

     As of September 30, 2006, approximately $29,000 of stock-based compensation expense was capitalized as deferred project costs and is included in other assets. There was no stock-based compensation expense recognized for the three and nine months ended September 30, 2005.
     The following table presents the impact of Corillian’s adoption of FAS 123R on selected line items from the condensed consolidated financial statements for the three and nine months ended September 30, 2006 (in thousands, except per-share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following FAS 123(R)	Following APB 25	Following FAS 123(R)	Following APB 25
Income (loss) from operations	$310	$865	$(2,653)	$(951)
Net income (loss)	$590	$1,145	$(1,851)	$(149)

Basic and diluted net income (loss) per share	$0.01	$0.03	$(0.04)	$(0.00)
     The following table illustrates the effect on net income if the fair-value-based method in accordance with FAS 123 had been applied to all outstanding and unvested awards in each period for the three and nine months ended September 30, 2005 (in thousands, except per-share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net (loss) income, as reported	$(60)	$2,692
Deduct: Stock-based compensation expense determined under fair value value based method for all awards	(695)	(2,156)

Pro forma net (loss) income	$(755)	$536

Basic and diluted- as reported	$(0.00)	$0.07
Basic and diluted- pro forma	$(0.02)	$0.01
     Stock-based compensation expense in the table above does not include any tax benefit associated with stock-based compensation due to Corillian’s overall tax position and the uncertainty surrounding the realizability of its deferred tax assets. As of September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $3.7 million which is expected to be recognized over the next 15 months on a weighted-average basis.
     Upon adoption of FAS 123(R), Corillian continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.
     The fair value of employee stock options was estimated using the following weighted average assumptions and fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$1.70	$1.95	$2.10	$1.91
Expected volatility	73%	79%	75%	79%
Risk-free interest rate	4.7%	4.0%	4.9%	4.0%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	4.8	4.0	4.8	4.0
     The fair value of employee stock options granted under the ESPP was estimated using the following assumptions and fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$0.96	$1.25	$0.97	$1.45
Expected volatility	35%-47%	46%-75%	35%-55%	44%-81%
Risk-free interest rate	5.0%-5.2%	3.5%-3.9%	4.7%-5.2%	1.9%-3.9%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
     Corillian estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of Corillian’s employee stock options. The dividend yield assumption is based on Corillian’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at September 30, 2006 using the simplified approach as allowed under SAB 107. Prior to 2006, the expected life and expected volatility of stock options were based upon historical data.
     As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
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
     In March 2006, Corillian extended the lease at its Toledo, Ohio location for a period of six months, commencing on May 1, 2006 and continuing through October 31, 2006. Monthly rent for this renewed period was consistent with its previous rate of $9,728 per month. In October 2006, Corillian extended this lease for a period of 36 months, commencing on November 1, 2006 and continuing through October 31, 2009. Monthly rent for the renewed period ranges from $9,867 to $10,278 per month.
(b) Long-term debt
     In March 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2006. In May 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2007 and amended its quick ratio and net income requirement covenants. Under the amendment, the quick ratio covenant was amended to 1.35 to 1.0 from 1.40 to 1.0. The net income covenant was amended to require Corillian to have positive net income on a semi-annual basis beginning with the semi-annual period ending December 31, 2006, as well as have positive net income on a quarterly basis beginning for the quarter ended December 31, 2006. Under the original line of credit agreement, the net income covenant required Corillian to have positive net income on an annual basis and three out of four quarters each year. As of September 30, 2006, Corillian did not have an outstanding balance on this line of credit.
     As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. Due to amending its debt covenants, Corillian was not in violation of its covenant requirements as of September 30, 2006. However, Corillian may be in violation in future periods if net losses are incurred.
(c) Environmental liability
     In connection with the acquisition of InteliData Technologies Corporation (“InteliData”) in August 2005, Corillian assumed an environmental clean-up liability associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the property and the building. In connection with the sale, InteliData agreed to undertake limited remediation of the property in accordance with applicable state and federal law. The property is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the property. The remediation plan agreed to with the purchaser allowed InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData obtained environmental insurance, which is now retained by Corillian, to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of September 30, 2006, the $600,000 deductible had been exhausted. As of September 30, 2006, Corillian had approximately $250,000 recorded as estimated undiscounted future liabilities, of which approximately $69,000 was recorded as a current liability, and recorded a receivable of $575,000 due from its insurance provider, of which $401,000 was recorded as a current asset. Corillian considers the collection of these insurance recoveries to be probable. Corillian recorded these amounts in accordance with SOP 96-1, Environmental Remediation Liabilities, and as part of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative clean-up methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of Corillian’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on Corillian’s financial position, results of operations, or liquidity.
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
     (a) Geographic Information
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. Direct operating expenses related to Corillian’s international operations were insignificant for the three and nine months ended September 30, 2006 and 2005.
     Geographic revenue information for the three and nine months ended September 30, 2006 and 2005 are presented below. Prior year international revenues were updated to include revenues for all Corillian customers with geographic locations outside of the United States, as compared to revenues from Corillian’s international operations presented in prior years (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues from:
United States	$14,809	$11,607	$42,215	$34,249
All foreign countries	758	330	2,249	1,210

	$15,567	$11,937	$44,464	$35,459

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
     Revenues derived from Corillian’s licenses and services are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
License and professional services	$10,164	$7,536	$28,588	$22,856
Post-contractual support	4,399	3,566	13,260	9,860
Hosting	1,004	835	2,616	2,743

	$15,567	$11,937	$44,464	$35,459

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
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for Corillian on January 1, 2008 and will be applied prospectively. Corillian is currently evaluating what impact, if any, this statement will have on its financial statements.
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Corillian in the fourth quarter of 2006 and is not expected to have a material impact on Corillian’s consolidated financial statements.
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
     Corillian’s results for the three and nine months ended September 30, 2006 reflected an increase in revenues to $15.6 million for the three months ended September 30, 2006 from $11.9 million for the three months ended September 30, 2005 and to $44.5 million for the nine months ended September 30, 2006 from $35.5 million for the nine months ended September 30, 2005. Corillian had net income of $590,000 for the three months ended September 30, 2006 and had a net loss of $1.9 million for the nine months ended September 30, 2006. Included in the net income (loss) for the three and nine months ended September 30, 2006 was $555,000 and $1.7 million in stock-based compensation, respectively, due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) and $380,000 and $1.2 million of amortization of intangibles, respectively, related to companies acquired in the third quarter of 2005.
     Corillian’s backlog was $46.0 million at September 30, 2006 compared to $43.0 million at December 31, 2005. Included in its September 30, 2006 backlog amount is $346,000 related to estimated usage-based revenues from contracts acquired in the acquisition of InteliData Technologies Corporation in August 2005, all of which is expected to be recognized as revenue over the next 12 months. Corillian previously excluded these amounts from backlog as it did not have enough history with these contracts to reliably estimate future usage-based revenues over the remaining contractual period.
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
     Revenues for post-contractual customer support are recognized ratably over the term of the support services period, generally a period of one year. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades deliverable on a when and if available basis. Revenues from hosting services are recognized ratably over the hosting term.
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
     In certain arrangements, Corillian may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement or an obligation to deliver software customized to a customer specifications. In arrangements where Corillian is providing customized functionality on a best efforts basis, Corillian generally recognizes revenues as services are performed. Revenues from transactional services are recognized as transactions are processed.
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
Income Taxes
     Corillian has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. This determination was based on an evaluation of positive and negative factors, including Corillian’s history of having net losses, future projections and limitations on the use of net operating loss carryforwards. As of September 30, 2006 and December 31, 2005, Corillian maintained a full valuation allowance on net deferred tax assets. Corillian will continue to evaluate the need for a valuation allowance in future reporting periods.
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
Stock-based Compensation Expense
     On January 1, 2006, Corillian adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“the ESPP”) based on estimated fair values. Stock-based compensation expense recognized under FAS 123(R) for the three and nine months ended September 30, 2006 was $555,000 and $1.7 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized during the three and nine months ended September 30, 2005. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Weighted average fair value of grants	$1.70	$2.10
Expected volatility	73%	75%
Risk-free interest rate	4.7%	4.9%
Expected dividends	0%	0%
Expected life (in years)	4.8	4.8
     Corillian estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of Corillian’s employee stock options. The dividend yield assumption is based on Corillian’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at September 30, 2006 using the simplified approach as allowed under SAB 107.
     As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In Corillian’s pro forma information required under FAS 123 for the periods prior to 2006, Corillian accounted for forfeitures as they occurred.
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
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for Corillian on January 1, 2008 and will be applied prospectively. Corillian is currently evaluating what impact, if any, this statement will have on its financial statements.
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Corillian in the fourth quarter of 2006 and is not expected to have a material impact on Corillian’s consolidated financial statements.
Results of Operations

Revenues
     Revenues increased to $15.6 million for the three months ended September 30, 2006 from $11.9 million for the three months ended September 30, 2005. The increase of $3.7 million, or 31%, was primarily due to $1.7 million of revenues from customers of companies that Corillian acquired in August of 2005. The remaining increase was primarily due to additional license and professional services revenue as a result of an increase in the number of implementation projects for new customers.
     Revenues increased to $44.5 million for the nine months ended September 30, 2006 from $35.5 million for the nine months ended September 30, 2005. The increase of $9.0 million, or 25%, was primarily due to $8.0 million of revenues from customers of companies that Corillian acquired in August of 2005, which included a one-time license sale of $1.2 million in the first quarter of 2006. During the second quarter of 2006, Corillian completed a significant license and implementation project that was being recognized under completed contract accounting. This project began in the fourth quarter of 2004 and resulted in over $1.0 million of revenues recognized during the three months ended June 30, 2006.
     During the three months ended September 30, 2006, one customer accounted for 13% of consolidated revenues. During the three months ended September 30, 2005, two customers individually accounted for more than 10% of Corillian’s consolidated revenues and together represented 25% of total revenues. During the nine months ended September 30, 2006, one customer accounted for 13% of consolidated revenues. During the nine months ended September 30, 2005, one customer accounted for 12% of consolidated revenues.
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
     Cost of revenues increased to $7.3 million for the three months ended September 30, 2006 from $5.3 million for the three months ended September 30, 2005. This increase of $2.0 million, or 38%, was primarily due to a combination of increased professional services payroll and payroll-related expenses, consulting expenses, amortization of acquisition related intangibles and stock-based compensation expense. Payroll and payroll-related expenses increased by $770,000 due to the average headcount for professional services increasing by 34. In addition to the increased headcount, consulting expenses increased by $741,000 due to Corillian hiring more contractors to assist with an increase in the number of implementation projects. Additionally, amortization of acquisition related intangibles increased by $136,000 and stock-based compensation expense under FAS 123(R) increased $106,000. The remaining difference primarily consists of additional miscellaneous costs associated with increased headcount and additional locations from acquired companies.
     Cost of revenues increased to $22.9 million for the nine months ended September 30, 2006 from $13.8 million for the nine months ended September 30, 2005. This increase of $9.1 million, or 66%, was primarily due to a combination of increased professional services payroll and payroll-related expenses, consulting expenses, amortization of acquisition related intangibles and stock-based compensation expense. Payroll and payroll-related expenses increased by $2.9 million due to the average headcount for professional services increasing by 28. In addition to the increased headcount, consulting expenses increased by $2.8 million due to Corillian hiring more contractors to assist with an increase in the number of implementation projects. Amortization of acquisition related intangibles increased by $894,000 and stock-based compensation expense under FAS 123(R) increased by $349,000. Additionally, Corillian completed a low margin license and implementation project during the second quarter of 2006 that was being recognized under completed contract accounting. This resulted in the recognition of deferred project costs during the second quarter of 2006, of which approximately $770,000 had been related to periods prior to 2006. The remaining difference primarily consists of additional miscellaneous costs associated with increased headcount and additional locations from acquired companies.
     Gross profit as a percentage of revenues decreased slightly to 53% from 56% for the three months ended September 30, 2006 and 2005, respectively. Gross profit as a percentage of revenues decreased to 48% from 61% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in gross margins are primarily attributable to lower margin projects as a result of more implementation projects for small and mid-size financial institutions as Corillian increased its efforts towards expanding its penetration of these markets. In addition, increased amortization of acquisition related intangibles and stock-based compensation contributed to the decrease in gross margins.

Operating Expenses
Sales and Marketing Expenses
     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel involved in marketing, sales and support functions, stock-based compensation, as well as costs associated with trade shows and other promotional activities.
     Sales and marketing expenses remained consistent at $2.0 million for the three months ended September 30, 2006 and 2005, respectively. Sales and marketing expense remained consistent primarily due to an insignificant change in payroll and payroll-related expenses as average headcount increased by only 2 to 34 for the three months ended September 30, 2006 from 32 for the three months ended September 30, 2005. Included in sales and marketing expense was $111,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R), and $22,000 related to acquisition related intangibles.
     Sales and marketing expenses increased to $6.6 million for the nine months ended September 30, 2006 from $5.5 million for the nine months ended September 30, 2005. This increase of $1.1 million, or 20%, was primarily due to increased payroll and payroll-related expenses, amortization of acquisition related intangibles and stock-based compensation expense. Payroll and payroll-related expense increased by $560,000 due to average headcount for sales and marketing increasing by 3 and due to higher commission expense from increased revenues. Sales and marketing expense also increased due to $335,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R), and an $110,000 increase related to acquisition related intangibles.
Research and Development Expenses
     Research and development expenses consist primarily of salaries and related expenses for engineering personnel, stock-based compensation and costs of materials and equipment associated with the design, development and testing of Corillian’s products.
     Research and development expenses increased to $3.4 million for the three months ended September 30, 2006 from $2.6 million for the three months ended September 30, 2005. This increase of $800,000, or 31%, was primarily due to higher payroll and payroll-related expenses as a result of acquiring companies in August 2005 and Corillian’s continued investment in research and development. Research and development average headcount increased by 15 from prior year and headcount-related expenses increased by $462,000. Research and development expense also increased due to $120,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R) and $73,000 in consulting expenses.
     Research and development expenses increased to $10.2 million for the nine months ended September 30, 2006 from $7.9 million for the nine months ended September 30, 2005. This increase of $2.3 million, or 29%, was primarily due to higher payroll and payroll-related expenses as a result of acquiring companies in August 2005 and Corillian’s continued investment in research and development. Research and development average headcount increased by 19 from prior year and payroll and payroll-related expenses increased by $1.9 million. Research and development expense also increased due to $361,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).
General and Administrative Expenses
     General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, stock-based compensation, as well as professional fees, bad debt expenses and other general corporate expenses.
     General and administrative expenses increased to $2.5 million for the three months ended September 30, 2006 from $2.3 million for the three months ended September 30, 2005. The increase of $200,000, or 9%, was primarily due to $218,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).
     General and administrative expenses increased to $7.4 million for the nine months ended September 30, 2006 from $6.2 million for the nine months ended September 30, 2005. The increase of $1.2 million, or 19%, was primarily due to $657,000 of stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS

123(R). The remaining difference primarily consists of additional miscellaneous costs associated with additional locations from acquired companies.
Other Income, Net
     Other income, net, consists primarily of interest income, interest expense and Corillian’s share of losses in equity investments, and other miscellaneous items.
     Other income, net, remained relatively consistent at $290,000 for the three months ended September 30, 2006, as compared to $248,000 for the three months ended September 30, 2005. Other income for the three months ended September 30, 2006 and 2005 primarily consisted of interest income from cash, cash equivalents and short-term investments. Corillian’s cash, cash equivalents and short-term investment balance decreased to $24.6 million at September 30, 2006 from $27.3 million at September 30, 2005. However, the decrease in cash, cash equivalents and short-term investments was offset by higher short-term interest rates in 2006.
     Other income, net, increased to $844,000 for the nine months ended September 30, 2006 from $623,000 for the nine months ended September 30, 2005. Other income increased primarily due to a decrease of $128,000 in equity investment losses in Synoran, a limited liability company in which Corillian holds a minority investment interest. As of March 31, 2005, Corillian’s investment was reduced to zero and accordingly, Corillian did not incur further equity investment losses beyond such date. The remaining increase was due to increased interest income due to higher short-term interest rates in 2006.
Income Taxes
     Corillian expects to incur an alternative minimum tax liability for 2006. As a result, Corillian recorded income tax charges of $10,000 and $42,000 for the three and nine months ended September 30, 2006, respectively, related to estimated alternative minimum taxes for these periods. Corillian recorded an income tax charge of $63,000 for the nine months ended September 30, 2005 and did not have an income tax charge for the three months ended September 30, 2005. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. Corillian has recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as it believes it is more likely than not that these deferred tax assets will not be realized. Corillian considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Corillian was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made.
Stock-Based Compensation Expense
     On January 1, 2006, Corillian adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$106	$349

Stock-based compensation expense included in cost of revenues	106	349

Sales and marketing	111	335
Research and development	120	361
General and administrative	218	657

Stock-based compensation expense included in operating expenses	449	1,353

Total stock-based compensation expense	$555	$1,702

     There was no stock-based compensation expense recognized for the three and nine months ended September 30, 2005.
Liquidity and Capital Resources
     As of September 30, 2006, Corillian had $24.6 million in cash, cash equivalents and short-term investments, as compared to $25.5 million as of December 31, 2005. Working capital remained consistent at $19.7 million as of September 30, 2006 from $19.6 million as of December 31, 2005.
     For the nine months ended September 30, 2006, cash provided by operating activities was $614,000. Cash received from accounts receivable increased cash flow from operations by $4.4 million due to the timing of cash receipts and larger amounts billed near year-end for annual maintenance billings. Net loss adjusted for certain non-cash items increased cash flow from operations by $2.5 million. Net loss adjusted for certain non-cash items included a net loss of $1.9 million, which was offset by non-cash items including $1.7 million of stock-based compensation expense under FAS 123(R), $1.2 million of amortization of intangibles and $1.4 million of depreciation expense. These amounts were offset by a decrease in cash of $4.2 million from revenue in excess of billings and deferred revenue due to the timing of billings and revenue recognized. The deferred revenue balance was larger at year-end primarily due to outstanding annual maintenance billings that are billed near year-end and where related revenue is recognized ratably throughout the year. Cash used in investing activities was $1.5 million for the nine months ended September 30, 2006, which was due to $2.2 million of cash used to purchase property and equipment, which was offset by $700,000 of net proceeds from the sale of available-for-sale investments. Cash provided by financing activities was $720,000 for the nine months ended September 30, 2006, which was primarily due to proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     For the nine months ended September 30, 2005, cash used in operating activities was $3.4 million. Deferred revenue resulted in a decrease in cash of $4.6 million, which was primarily due to a large project in deferred revenue at December 31, 2004, combined with declining sales volumes. Other current and long-term assets and accounts payable and accrued liabilities decreased cash flow from operations by $4.2 million, primarily due to liabilities from acquired companies. These amounts were partially offset by net income adjusted for certain non-cash items that increased cash flow from operations by $4.1 million. Net income adjusted for certain non-cash items included $1.1 million of depreciation expense, $221,000 of amortization of intangibles and $128,000 in equity losses from Corillian’s Synoran joint venture. In addition, cash received from accounts receivable increased cash flow from operations by $2.3 million, primarily due to lower sales volumes combined with larger amounts billed near year-end for annual maintenance billings. Cash used in investing activities was $9.1 million for the nine months ended September 30, 2005, which was due to $7.6 million of cash paid for acquisitions, $909,000 of net cash paid to purchase property and equipment and $600,000 in net purchases of available-for-sale investments. Cash used in financing activities was $159,000 for the nine months ended September 30, 2005, which was primarily due to $911,000 of repayments of long-term borrowings, $309,000 of cash used for registration costs associated with shares issued in business combinations, offset by $1.1 million in proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     In March 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2006. In May 2006, Corillian extended the terms of its existing line of credit to extend through June 1, 2007 and amended its quick ratio and net income requirement covenants. Under the amendment, the quick ratio covenant was amended to 1.35 to 1.0 from 1.40 to 1.0. The net income covenant was amended to require Corillian to have positive net income on a semi-annual basis beginning for the semi-annual period ending December 31, 2006, as well as have positive net income on a quarterly basis beginning for the quarter ended December 31, 2006. Under the original line of credit agreement, the net income covenant required Corillian to have positive net income on an annual basis and three out of four quarters each year. As of September 30, 2006, Corillian did not have an outstanding balance on this line of credit.
     As of December 31, 2005, Corillian was in violation of the net income requirements under its line of credit agreement. Corillian obtained a waiver from its lender, dated February 8, 2006, that waived the default rights with respect to the breach for the period ending December 31, 2005. Due to amending its debt covenants, Corillian was not in violation of its covenant requirements as of September 30, 2006. However, Corillian may be in violation in future periods if net losses are incurred.
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
     In March 2006, Corillian extended the lease at its Toledo, Ohio location for a period of six months, commencing on May 1, 2006 and continuing through October 31, 2006. Monthly rent for this renewed period was consistent with its previous rate of $9,728 per month. In October 2006, Corillian extended this lease for a period of 36 months, commencing on November 1, 2006 and continuing through October 31, 2009. Monthly rent for the renewed period ranges from $9,867 to $10,278 per month.
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
Interest Rate Sensitivity
     As of September 30, 2006, Corillian had $24.6 million in cash, cash equivalents and short-term investments compared to $25.5 million at December 31, 2005. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities ranging from greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. Corillian is not subject to significant interest rate risks on its available-for-sale investments as these investments are bought and sold at par value. Corillian’s short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. Corillian manages this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect Corillian’s interest income that is generated from its short-term investments. If interest rates increase or decrease equally over the next 12 months, by a total of one percent, Corillian’s interest income would increase or decrease by approximately $154,000, respectively. Corillian may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.
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
ITEM 6. EXHIBITS
(a) Exhibits
     See attached exhibit index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2006.

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