Form 10-K
period 2006-12-31
CORILLIAN CORP
filed 2007-03-16
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-29291

Corillian Corporation
(Exact name of registrant as specified in its charter)

Oregon (State or other Jurisdiction of Incorporation or Organization)	91-1795219 (I.R.S. Employer Identification Number)
3400 NW John Olsen Place Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)

(503) 629-3300
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $131,186,154 as of the last business day of the most recently completed second fiscal quarter (June 30, 2006), based upon the closing price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially held more than 5% of the outstanding Common Stock and was deemed to be an affiliate have been excluded. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, 45,285,245 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders.

FORM 10-K

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking including but not limited to, expectations and beliefs regarding the acquisition of the company and its timing; statements regarding industry prospects; future results of operations or position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services; our strategies and intentions regarding acquisitions and their integration; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; our future capital requirements; and our intentions and expectations regarding credit facilities. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in greater detail in Part 1, Item 1A,“Risk Factors,” our registration statements and reports filed with the Securities and Exchange Commission, and contained in our press releases from time to time.

We do not guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of solutions that enable banks, credit unions, brokers and other financial service providers to rapidly deploy Internet-based financial services. Our solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. We provide a set of applications for Internet banking, electronic bill presentment and payment, online fraud prevention, targeted marketing, data aggregation, alerts and online customer relationship management. Our solutions integrate into existing database applications and systems and enable our customers to monitor transactions across all systems in real time. Our solutions are also designed to support multiple lines of business, including consumer banking, small business banking, corporate banking and credit card management, and to scale to support millions of users. Our current customers include J.P. Morgan Chase, The Huntington National Bank, Capital One, Wachovia Bank and SunTrust Bank.

We were incorporated in Oregon in 1997.

You can access information about our company on our website on the Investor Relations page. The address is www.corillian.com/investors/. The contents of this website are not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. To request a copy, send a written request to Corillian Corporation, Attention: Investor Relations, 3400 NW John Olsen Place, Hillsboro, Oregon 97124, and include the address to which the document should be mailed.

Pending Acquisition of Corillian

On February 13, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which CheckFree Corporation (“CheckFree”) will acquire all of our outstanding shares of common stock for $5.15 per share in cash. CheckFree is a publicly traded Nasdaq company headquartered in Norcross, Georgia and is a provider of financial electronic commerce services and products. We expect the acquisition to close in the second quarter of 2007, subject to approval by our shareholders and certain regulatory matters, although there can be no assurance that the merger will be consummated in a timely manner, if at all. We intend to file a proxy statement and other relevant materials with the SEC, including a detailed description of the terms of the Merger Agreement, as well as other important information about the proposed transaction.

SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS FILED WITH THE SEC AND POSTED TO OUR WEBSITE REGARDING IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTIONS.

Our company, our directors, and certain of our executive officers, may be deemed to be participants in the solicitation of proxies from our shareholders with respect of the proposed transaction. Our shareholders may obtain information regarding the names, affiliations and interests of such individuals in the proxy statement.

All forward-looking statements in this Annual Report on Form 10-K, including those in the Management’s Discussion and Analysis of Financial Condition, Results of Operations and Risk Factors, are based on management’s plans for future operations without consideration given to the pending transaction.

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

The Corillian Solutions

We are a leading provider of solutions that enable financial service providers to deploy Internet-based financial services and to integrate disparate applications across their multiple delivery channels and lines of business. Our solutions include comprehensive suites of software that may be combined with our professional services to form a complete outsourced solution for offering Internet-based financial services or combined with the personnel of the financial institution to accelerate the deployment of online services and reduce the risks and lower the costs for the financial institution.

We believe our products and services provide the following benefits to our customers:

Accelerated Time to Market.  Using our solutions, financial institutions can deploy Internet-based financial services to their customers quickly and reliably. In addition, we provide comprehensive systems integration and implementation services and customer support to complement the flexible architecture of our solutions.

Highly Scalable and Extensible Platform.  Our software platform has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than 20 million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication and Open Financial Exchange for financial transactions. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications with any Internet connected point-of-presence.

Flexibility and Control.  We offer our customers the ability to take total control of the development and management of our solutions or to rely on us for these services. Customers can use their own internal personnel for implementation, a combination of our personnel and internal personnel, just our personnel or other third parties. In addition, customers have the option of hosting the Corillian products on their own premises or having the solutions hosted in our managed facility. Our customers may request that we host their solution because they lack sufficient resources or the appropriate systems to host the solution on their premises. In addition, our customers can reduce their information technology costs by outsourcing application hosting services with us. We offer customers the opportunity to transfer operation of their solution to their own premises at any time. This flexibility provides our customers with the option to gain operational control of a deployment over time as their needs and desires change.

Advanced Technology and Continued Innovation.  We believe our solutions provide a comprehensive solution with a broad range of applications across multiple lines of business that can be delivered on the desktop or by wireless access. We offer certified Internet financial applications using the Open Financial Exchange data standard, and we have helped to define industry standards through organizations like the Web Services Interoperability Organization.

Reduced Cost of Internet Operations.  Our products lower the costs associated with our customers’ Internet banking operations primarily by reducing the cost of internal development and hardware requirements. Our software solutions provide all of the functionality for Internet-based financial services in a single comprehensive package. This eliminates the cost of purchasing, integrating and installing separate solution components from multiple vendors.

Strategy

Our objective is to extend our leadership in Internet finance solutions. To that end, we seek to establish Corillian Voyager as the platform of choice for Internet finance. To achieve this objective, we intend to pursue the following strategies:

Increase Market Share.  To date, we have focused our sales and marketing efforts to target the largest financial service providers. We intend to continue targeting large, industry-leading financial service providers by increasing our sales and marketing efforts. We have also successfully developed other markets, including small to mid-size financial institutions, and we intend to continue our efforts towards expanding our penetration of these markets.

Expand Breadth of Product and Service Offerings.  Our current financial applications include features for Internet banking, electronic bill presentment and payment, online money movement, identity management, interfacing with personal finance managers through the Open Financial Exchange data standard, consumer banking, small business banking, corporate banking, credit card management, alerts and data aggregation. We recently expanded our product offerings to include cash management, identity management and fraud detection, and we intend to expand our product offerings to include new applications, particularly in the area of credit card management and cash management.

Leverage and Expand Strategic Relationships.  We intend to leverage our relationships with leading systems integrators and value-added resellers to extend our reach and provide our customers with more comprehensive, customized solutions. We intend to continue to expand and build additional relationships with value-added resellers. In addition, we believe that forging relationships with key technology vendors is critical to delivering a comprehensive solution to financial service providers. Our strategic partners include Microsoft Corporation, NCR Corporation and Matrix Ltd, one of the leading systems integration firms in Israel. We intend to develop additional relationships to expand the scope of our functionality, and for co-marketing and distribution purposes.

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

Products and Services

Our solutions enable financial institutions and other Internet financial service providers to offer their customers a variety of financial services over the Internet, including Internet banking, electronic bill presentment and payment, web content management and data aggregation. We also offer a variety of services to support our customers throughout the process of implementing and maintaining our solutions. License and professional services accounted for 65% of consolidated revenues in 2006, 67% in 2005 and 71% in 2004. Post-contractual support accounted for 29% of consolidated revenues in 2006, 26% in 2005 and 22% in 2004. Hosting accounted for 6% of consolidated revenues in 2006 and 7% in 2005 and 2004, respectively.

Corillian Voyager(tm)

Corillian Voyager is a highly secure and reliable software platform upon which we have built a menu of applications to support multiple lines of business within banking. Corillian Voyager has been designed to be highly scalable to meet the evolving needs of our customers. We currently support more than 20 million users on a single instance of Corillian Voyager for our largest customer and can support even larger volumes. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication and Open Financial Exchange for financial transactions. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence.

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

Enterprise Applications

Corillian Payments.  Corillian Payments enables financial service providers to offer their customers electronic bill payment services and to deliver bills to customers through a standard Internet page, through supported personal finance management software, such as Quicken or Microsoft Money, or as a digital image of a scanned paper bill. A financial service provider can choose to deliver its own bills, the bills of direct billing businesses, or the bills of third-party bill presentment providers, such as CheckFree Corporation, Princeton eCom (recently acquired by Online Resources Corporation) or Metavante Corporation. By consolidating all bill presentment and payment options, Corillian Payments enables Internet users to pay bills in the same program where they do most of their financial transactions. This application also enables financial institutions to extend their product and service features for their customers and to present bills on behalf of their business customers.

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

Corillian Personal Money Manager.  Corillian Personal Money Manager enables a financial institution to provide its customers with a customer-driven online check registry and personal financial management tools. As a result, a financial institution’s customer can categorize transactions according to his or her defined preferences and prepare budget, spending and cashflow reports.

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

Corillian Security Solutions.  We have several solutions that help clients reduce the risk of system compromise and increase the confidence of their online customers. These offerings are focused on assisting the client in deploying and maintaining a secure online platform. Security Solutions include:

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

Corillian MultiPoint Integrator.  Corillian MultiPoint Integrator is an integration platform combined with a suite of applications designed to simplify and enhance integration between multiple applications and legacy systems for financial institutions, service providers, and data processors. Corillian MultiPoint Integrator allows over 300 clients to quickly integrate legacy systems with Web and database applications. The systems process online, real-time transactions through the communications hub of Corillian MultiPoint Integrator for home banking, loan origination, kiosks, teller platforms, call center systems, or electronic funds transfer networks.

Corillian Member Advantage(tm)

Corillian Member Advantage is a hosted solution targeted to the credit union and community banking industries. This solution consists of our best-in-class online banking solution, but is available in a shared hardware and software environment in which we can lower the operational costs considerably, thereby enabling smaller financial institutions to enjoy the same industry leading solutions that larger banks are able to deploy, but in a more cost effective manner.

Professional Services

We offer a menu of professional services designed to fulfill our customers’ needs throughout the process of product design, implementation and operation. Our services include:

Implementation Services.  Our implementation services begin during the pre-sales process. Our implementation experts perform an analysis of a potential customer’s product requirements and determine how these products can best be integrated with the customer’s existing host infrastructure. We then develop a site survey and a project plan recommendation. Once we are chosen to install our applications, our professional service team works with the customer to ensure that every solution is integrated with the customer’s existing financial transaction system for delivery over the Internet. If necessary, we write custom interfaces to handle transaction requests, validate those requests and convert them to a standard format for Internet-based presentation or to the Open Financial Exchange format for delivery to personalized financial management software. We also customize our Internet templates to provide our customers with a user interface that complements our brand recognition, design elements, color schemes and corporate logos. The implementation process is generally completed in 3 to 9 months, depending on the complexity of the project. The fees for our implementation services vary from project to project, depending on the size of the customer and the products and services selected by the customer.

Hosting Services.  We offer hosting services to our customers that prefer to have us handle all of their Internet-based financial systems. Under this service option, the customer’s Corillian Voyager servers reside at our managed facility, and our staff monitors and maintains the servers. Our services include weekly log auditing, installation and configuration of servers, and staff to help our customers manage system performance and daily operations. We charge a monthly hosting fee that varies based on the needs of the customer, the scope of its online services and the solutions deployed.

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

Directory Management Services.  Corillian Directory Management Services enable a financial institution to manage and consolidate the detailed information about billers needed to effectively match and route payments to multiple remittance processors. Directory management tools can be licensed to automate and analyze the directory content allowing the financial institution to obtain the highest possible electronic payment rate. Alternatively, we offer a subscription-based service that forwards a daily update to the financial institution’s biller directory that includes biller adds, changes and deletions from all remittance providers. The service also includes a monthly analysis of paper payments that can route electronically with recommended payee changes, enabling the financial institution to proactively manage its bill payments, continually optimize payment routing and improve electronic payment rates.

Training Services.  We make available to our customers a variety of training services and supporting materials to help them use our applications. All courses are led by our staff and can be conducted at the customer’s location or our headquarters.

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

Corillian Technology

Our systems are designed to provide real-time data acquisition, processing and presentation for applications used to offer Internet-based financial services. Specific components and features of the technology we use to provide these benefits include:

•	Scalable Framework. Each of the layers of Corillian Voyager is a software component that can be replicated within the Corillian Voyager configuration for redundancy and scalability. By adding an incremental component, work is distributed among servers across a network.

•	Flexible Interfaces. Our solutions are designed to integrate with virtually any existing host system, providing a means for financial service providers to easily bring existing applications to the Internet. Our host server technology allows multiple simultaneous access to different existing and third-party systems. In addition, browser interfaces are customizable in form and function, allowing the financial service provider to display unique branding, advertising, and extended functionality.

•	Advanced Architecture. The open architecture of Corillian Voyager enables flexible integration and rapid deployment of our line of business applications, as well as Corillian-certified applications from our partners. Powered by Microsoft® Windows Server 2003 and Microsoft.NET, Corillian Voyager is built to incorporate emerging Internet finance technology. This architectural standard allows our applications to interoperate with other application servers, such as teller and call center platforms and automated teller machine delivery systems.

•	Open Financial Exchange Data Standard. Our solutions employ the Open Financial Exchange data standard, which was developed by Microsoft, CheckFree and Intuit to provide a unified specification for the electronic exchange of financial data among financial institutions, businesses and consumers over the Internet. This data specification standardizes the connection to financial data centers and to personal financial management software. By using the Open Financial Exchange data standard, all financial information retrieved from a financial institution can be quickly downloaded to consumer software programs, such as Microsoft Money and Quicken.

Customers

We primarily target banks and credit unions that are seeking scalable, reliable and advanced solutions that enable them to offer Internet-based financial services. We have provided our solutions primarily to mid-sized and large financial institutions (primarily banks) and large credit unions. In 2006, Capital One represented 13% of our consolidated revenues.

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

CheckFree Corporation

CheckFree designs, develops and markets services that enable consumers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. CheckFree is our primary partner for remittance processing and was a developer with Intuit and Microsoft of the Open Financial Exchange data standard. We have developed a number of Voyager interfaces to CheckFree systems and resell a bill payment service provided by CheckFree called CheckFree Web.

Microsoft Corporation

Microsoft is the publisher of the Windows 2000 Server network, the Microsoft Money personal financial management program and Microsoft’s new Money Explorer and MSN Money Professional products and services, and the provider of the MoneyCentral financial portal. In 2001, we signed a multi-year alliance agreement with Microsoft to deliver a joint enterprise eFinance solution to financial institutions worldwide. The agreement spans technology development, marketing, sales and support of solutions based on the Corillian Voyager platform, Microsoft Windows 2000 and 2003 Server network operating systems, and .NET, Microsoft’s platform for XML web services.

NCR Corporation

In February 2001, we entered into an agreement with NCR Corporation that provides for NCR’s use of the Corillian Voyager platform as its core consumer banking component for mid- to large-sized financial institutions. NCR is a leader in providing Relationship Technologytm solutions to customers worldwide in the retail, financial, communications, manufacturing, travel and transportation, and insurance markets. NCR customizes the Corillian Voyager software to allow financial institutions greater flexibility in delivering Internet financial services to their customers. NCR’s Internet banking service is run in a managed server model from its secure and high availability data centers in Columbia, Maryland and Dallas, Texas.

In November 2003, we extended our distribution agreement with NCR to provide NCR the right to license the Corillian Voyager platform as a part of a shared-server Internet banking solution to service small-sized financial institutions. Under the terms of the agreement, NCR will market the Voyager-enabled solution to its existing shared-server customer base, as well as new prospects in the United States. The shared-server solution will be hosted by NCR from its secure and high availability data center in Columbia, Maryland.

In February 2004, we amended our distribution agreement with NCR to provide NCR the right to market our Voyager-enabled solutions to financial institutions in markets around the world.

Matrix Ltd.

Matrix Ltd.  is a leading systems integration company in Israel. Employing 2,000 software professionals, Matrix supplies advanced information technology services to over 500 clients. The company is part of the Formula Group, Israel’s premier IT group, publicly traded in the United States (Nasdaq: FORTY — News). Matrix has partnered with us to serve as a reseller and systems integrator to deliver next-generation online banking services to Israeli banks.

Online Resources Corporation

In 2006, Princeton eCom was acquired by Online Resources Corporation. Since 1984, Princeton eCom has continuously delivered Integrated Payment Solutions, driving growth in the electronic bill payment industry. It offers an end-to-end, hosted solution in Electronic Bill Presentment and Payment (EBPP) and bill pay for online banking and financial services. Currently, over 1,400 financial institutions and 130 billers use Princeton eCom’s hosted solution for bill presentment and electronic payment. We securely integrate with the Princeton eCom bill payment and bill presentment-processing engine, providing our financial services customers a complete Electronic Bill Payment and Presentment solution. We resell the payment processing services of Princeton eCom (now operating as Online Resources).

Quova, Inc.

Founded in January 2000, Quova, Inc. is the leading provider of geolocation services to online businesses, including five of the world’s six largest global Internet companies. Quova’s patented technology provides the geographic location of website visitors in real time, enabling businesses to detect fraud, manage digital rights, target content, conduct site analysis and ensure regulatory compliance. We embed Quova’s technology into our Corillian Fraud Detection System and Intelligent Authenticationtm products to help financial institutions proactively detect and prevent online fraud.

Sales and Marketing

We sell our software and services primarily through our direct sales organization. As of December 31, 2006, our sales and marketing force consisted of 34 personnel, including 9 in marketing. Our direct sales efforts have historically been focused on domestic financial service providers, such as banks and credit unions. We complement our direct sales efforts through joint sales and marketing arrangements with Internet-based technology vendors, such as NCR Corporation and Matrix Ltd.

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

Research and Development

Our research and development expenses totaled $13.5 million in 2006, $10.8 million in 2005, and $6.7 million in 2004. As of December 31, 2006, our research and development staff consisted of 89 personnel, including 68 engineers. Their development efforts are focused on:

•	Enhancements to Existing Products and Services. We continue to update and modify our solutions to enhance quality, performance and scalability, to extend functionality to address our customers’ changing needs, and to take advantage of improved technology within our industry.

•	Developing New Products and Services. We are working to expand our product and service offerings. We intend to expand our product offerings to include new consumer banking functions, as well as applications for wealth management and corporate cash management.

•	Participating in Technology Testing and Collaboration. We have participated in the development of industry data standards and will continue to collaborate with companies to develop new technologies and to encourage the adoption and implementation of open standards that can foster and simplify the exchange of financial information through the Internet.

Competition

The market for providing solutions to the Internet financial services industry is highly competitive, and we expect that competition will intensify in the future. We compete with a variety of companies in various segments of the Internet-based financial services industry, and our competitors vary in size and in the scope and breadth of the products and services they offer. In the area of Internet consumer banking, we primarily compete with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 Corporation and Financial Fusion, Inc. Within this market segment, we also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere, and the internal information technology personnel of financial institutions that want to develop their own solutions. In addition, vendors such as Digital Insight Corp. (recently acquired by Intuit Inc.), FundsXpress, Financial Network, Inc., Fidelity National Information Services, Inc. and Online Resources Corporation, who primarily target community financial institutions, occasionally compete with us for large financial institutions and compete with us regularly for smaller financial institutions. Several of the vendors offering data processing services to financial institutions, including Fiserv, Inc., Jack Henry & Associates, Inc. and Metavante Corporation, offer their own Internet banking solutions. Local competition for Internet consumer banking services is provided by many smaller Internet service outsourcing companies located throughout the United States. Our primary competition for providing the business banking services that financial institutions offer their commercial customers are vendors of cash management systems for large corporations such as FundTech Corporation, Digital Insight Corp. (recently acquired by Intuit Inc.) and Politzer & Haney Inc. (recently acquired by Transaction Systems Architects, Inc.).

In the market for consumer online banking solutions, we estimate that we routinely compete with six competitors. In terms of providing consumer online banking solutions to the leading financial institutions in the United States and supporting the most consumers performing online banking transactions, we are the leading provider of consumer online banking solutions. In the market for business online banking solutions, we estimate that we routinely compete with seven competitors. We recently entered the market for business online banking solutions and are building our position in this market.

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

We expect competition to continue to increase as new companies enter our market and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and more products than us.

Intellectual Property

Although we believe our success is more dependent upon our technical expertise than our proprietary rights, our future success and ability to compete is dependent in part upon our proprietary technology. We have received trademark registrations for the name Corillian and our logo. None of our technology is patented, but we have established an internal patent team of engineers and in-house counsel to monitor and evaluate as part of the new product development cycle our technologies and business methods for patentability. We have several patent applications pending in the United States Patent and Trademark Office.

We rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We require all of our employees to sign an assignment of patents and inventions agreement and generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We also cannot assure that we will not infringe upon the intellectual property rights of third parties.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. The costs of defending our proprietary rights or claims that we infringe on third-party proprietary rights may be high.

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

If enacted or deemed applicable to us, some laws, rules or regulations applicable to financial service activities could render our business or operations more costly and less viable. The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Our customers must ensure their services and related products work within the extensive and evolving regulatory requirements applicable to them. We may become subject to direct regulation as the market for our business evolves. Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting us or our customers, could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

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

Backlog

As of December 31, 2006, we had a backlog of unfilled orders of $53.2 million, as compared to a backlog of $43.0 million as of December 31, 2005. We expect $39.2 million of our backlog as of December 31, 2006 will be filled during fiscal year 2007. Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact our filling of backlog, such as our progress in completing projects for our customers and our customers’ meeting anticipated schedules for customer-dependent deliverables. We provide no assurances that any portion of our backlog will be filled during any fiscal year or at all, or that our backlog will be recognized as revenues in any given period.

Employees

As of December 31, 2006, we had a total of 316 employees, consisting of 149 in operations, 9 in marketing, 25 in sales, 89 in research and development, and 44 in general and administration. None of our work force is unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Certain Financial Information

Financial information relating to foreign and domestic sales and assets for the three years ended December 31, 2006, 2005 and 2004, is set forth in Note 9 of the Notes to the Consolidated Financial Statements attached hereto.

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

The Announced Merger with CheckFree May Adversely Affect the Market Price of Our Common Stock and Our Results of Operations.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, in response to the announcement of the merger, our customers and strategic partners may delay or defer decisions which could have a material adverse effect on our business regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of our company may experience uncertainty about their future roles with the combined company. These conditions may adversely affect employee morale and our ability to attract and retain key management, sales, marketing and technical personnel. In addition, focus on the merger and related matters have resulted in, and may continue to result in, the diversion of management’s attention and resources. To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, our business may be harmed if customers, strategic partners or others believe that they cannot effectively compete in the marketplace without the merger or if there is customer and employee uncertainty surrounding the future direction of the company on a stand-alone basis.

If the Merger Does Not Occur, We Will Not Benefit from the Expenses We Have Incurred in Preparation for the Merger.

If the merger is not consummated, we will have incurred substantial expenses for which no ultimate benefit will have been received by it. We currently expect to incur significant out-of-pocket expenses for services in connection with the merger, consisting of financial advisor, legal and accounting fees and financial printing and other related charges, many of which may be incurred even if the merger is not completed. Moreover, under specified circumstances we may be required to pay a termination fee of $5,500,000, depending upon the reason for termination, to CheckFree in connection with a termination of the merger agreement.

We Have a History of Losses and May Incur Losses in Future Periods if We are Not Able to, Among Other Things, Increase Our Sales to New and Existing Customers

We have a history of net losses and had an accumulated deficit of approximately $96.8 million at December 31, 2006. If we do not sign contracts with new customers or provide additional software and services to existing customers, we will incur significant operating losses in future years.

Our Quarterly Results Fluctuate Significantly and May Fall Short of Anticipated Levels, Which May Cause the Price of Our Common Stock to Decline

Our quarterly operating results have varied in the past, and we expect they will continue to vary from quarter to quarter in the future. In future quarters, our operating results may be below the expectations of public market analysts and investors, which could cause the price of our common stock to decline. We may also announce that expected financial or operating results for a particular period will be less than what we anticipated, which could cause the price of our common stock to decline. In addition, we have difficulty predicting the volume and timing of orders and recognize a substantial portion of our revenues on a percentage-of-completion basis. Any delays in closing orders or implementation of products or services can cause our operating results to fall substantially short of anticipated levels for any quarter. As a result of these and other factors, we believe period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance.

A Small Number of Customers Account for a Substantial Portion of Our Revenues in Each Period; Our Results of Operations and Financial Condition Could Suffer if We Lose Customers or Fails to Add Additional Customers to Our Customer Base

We derive a significant portion of our revenues from a limited number of customers in each period. Accordingly, if we fail to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our revenues would be adversely affected. During the year ended December 31, 2006, one customer accounted for 13% of consolidated revenues. During the year ended December 31, 2005, one customer accounted for 10% of consolidated revenues. During the year ended December 31, 2004, two customers individually accounted for more than 10% of consolidated revenues, and, in total, these two customers accounted for approximately 29% of consolidated revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each quarter in the foreseeable future. If a customer terminates a Voyager contract with us early, we would lose ongoing revenue streams from annual maintenance fees, hosting fees, professional service fees and potential additional license and service fees for additional increments of end users and for other Voyager applications.

If We, or Our Implementation Partners, Do Not Effectively Implement Our Solutions, We May Not Achieve Anticipated Revenues or Gross Margins

Our solutions are complex and must integrate with other complex data processing systems. Implementing our solutions is a lengthy process, generally taking between 3 to 9 months to complete. In addition, we generally recognize revenues on a percentage-of-completion basis, so our revenues are often dependent on our ability to complete implementations within the time periods that we establish for our projects. We rely on a combination of internal and outsourced teams for our implementations. If these teams encounter significant delays in implementing our solutions for a customer or fail to implement our solutions effectively or at all, we may be unable to recognize any revenues from the contract or may incur losses from the contract if our revised project estimates indicate that we recognized excess revenues in prior periods. In addition, we may incur monetary damages or penalties if we are not successful in completing projects on schedule.

From time to time, we agree to penalty provisions in our contracts that require us to make payments to our customers if we fail to meet specified milestones or that permit our customers to terminate their contracts with us if we fail to meet specified milestones. If we fail to perform in accordance with established project schedules, we may be forced to make substantial payments as penalties or refunds and may lose our contractual relationship with the applicable customers.

If Our Goodwill or Amortizable Intangible Assets Become Impaired, We May Be Required to Record a Significant Charge to Earnings

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would have a negative impact on our results of operations.

The Lengthy Sales Cycles of Our Products May Cause Revenues and Operating Results to Be Unpredictable and to Vary Significantly from Period to Period

The sale and implementation of our products and services are often subject to delays because of our customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, the time between the date of initial contact with a potential customer and the execution of a contract with the customer typically ranges from 3 to 9 months. In addition, prospective customers’ decision-

making processes require us to provide a significant amount of information to them regarding the use and benefits of our products. We may expend substantial funds and management resources during a sales cycle but fail to complete the sale.

Subscription-Based Licensing of Our Products and Services May Have An Adverse Effect On Near-Term Revenue

A significant portion of our revenue is currently derived from one-time license fees and related annual maintenance fees, hosting fees, and professional service fees. We also derive a portion of our revenue from licensing our products and services on a subscription basis. In contrast to one-time license fees, we must recognize fees for subscription licenses over the length of the subscription period. We intend to increase our focus on subscription-based licenses in the future, which may have an adverse effect on revenue in the near term.

We May Not Achieve Anticipated Revenues If We Do Not Successfully Introduce New Products or Develop Upgrades or Enhancements to Our Existing Products

To date, we have derived substantially all of our revenue from licenses and professional and support services related to the Corillian Voyager product and its related applications. We expect to add new products by acquisition, partnering or internal development and to develop enhancements to our existing products. New or enhanced products may not be released on schedule and may not achieve market acceptance. New products or upgrades to existing products may contain defects when released, which could damage our relationship with our customers or partners and further limit market acceptance of our products and services. If we are unable to ship or implement new or enhanced products and services when planned, or fail to achieve timely market acceptance of our new or enhanced products and services, we may lose sales and fail to achieve anticipated revenues.

Acquisitions May Be Costly and Difficult to Integrate, Divert Management Resources or Dilute Shareholder Value

We have considered and made strategic acquisitions in the past and in the future may acquire or make investments in complementary companies, products or technologies. We may not be able to successfully integrate these companies or their products or technologies. The failure to successfully integrate InteliData and qbt and implement appropriate internal controls and procedures could have a material adverse effect on the results of operations and financial condition of the combined companies. Furthermore, in connection with future acquisitions or investments, we could:

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

Our Partners May Be Unable to Fulfill Their Service Obligations and Cause Us to Incur Penalties or Other Expenses with Our Customers

We resell products and services from other companies, such as CheckFree and Princeton eCom (recently acquired by Online Resources Corporation). If these vendors are unable to fulfill their contractual obligations as a result of insolvency, a disaster or similar event or are unable to provide the services in a commercially reasonable manner, we may be required to incur additional expenses to provide the services to our customers or to pay penalties to our customers for the suspension or termination of the services.

Our Facility and Operations May Be Disabled by a Disaster or Similar Event, Which Could Damage Our Reputation and Require Us to Incur Financial Loss

Our primary communications and network equipment related to our operations are currently located in Hillsboro, Oregon. We do not currently have an alternate facility that can serve as a center of business operations. We cannot assure that our data center and facility will operate after a disaster. In addition, we may experience problems during the period following a disaster in reestablishing our systems and infrastructure. Although we have a disaster recovery plan in place, we do not currently have the technology or facilities to instantly recover full Internet services if our facility is not functioning. A disaster, such as a fire, an earthquake, a terrorist attack or a flood, at our facility could result in failures or interruptions in providing our products and services to our customers. In addition, our systems are vulnerable to operational failures, losses in power, telecommunications failure and similar events. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our systems in the future could cause us to refund fees to some of our customers to compensate for decreased levels of service.

Competition in the Market for Internet-Based Financial Services is Intense and Could Reduce Our Sales and Prevent Us from Achieving Profitability

The market for Internet-based financial services is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share for our products and services. We compete with a number of companies in various segments of the Internet-based financial services industry, and our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors for software platforms designed to enable financial institutions to offer Internet-based financial services, both domestically and internationally, include S1 Corporation, Digital Insight Corporation, Financial Fusion, Inc., Online Resources Corporation and Metavante Corporation. We also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM Corporation’s WebSphere. Within this segment of our industry, many companies are consolidating, creating larger competitors with greater resources and a broader range of products.

We also compete with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, our customers may develop competing products. For example, a customer may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions, including Electronic Data Systems Corporation, Fiserv, Inc., Jack Henry & Associates, Inc. and Metavante Corporation, also offer Internet banking solutions that compete with our solutions.

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

In addition, an existing or potential customer may be acquired by or merged with one of our existing customers that licenses our products under a contract with more favorable terms and that can be applied to the acquired customer’s business operations. This may result in a reduction in our anticipated revenues from the acquired customer. In 2004, two of our largest customers, J.P. Morgan Chase and Bank One, merged, and one of our customers, Charter One Bank, was acquired by Citizens Bank.

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

If We Do Not Develop International Operations as Expected or Fail to Address International Market Risks, We May Not Achieve Anticipated Sales Growth

To increase our revenues, we pursued direct international sales opportunities and opened an international office. However, international demand for our products and services did not grow significantly during 2001 or 2002, so we significantly reduced our direct investments internationally and are seeking instead to expand international sales through resellers and selective direct sales efforts. International expansion of our business may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally. In order to accomplish any of the foregoing, we will need to form additional relationships with partners worldwide. These activities require significant investments of time and capital from us. If we are unable to develop international sales on a timely basis or at all, we may not achieve anticipated sales growth, gross margins or operating results. If we are successful in developing international sales, we will be subject to a number of risks associated with international operations, including:

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

If We Become Subject to Intellectual Property Infringement Claims, These Claims Could Be Costly and Time Consuming to Defend, Divert Management Attention or Cause Product Delays

We have in the past been, and may in the future be, sued for allegedly infringing or misappropriating a third party’s intellectual property rights. One of our customers recently requested that we defend and indemnify it for a claim by a third party asserting that the customer’s internet banking website infringes the third party’s patent. Any intellectual property infringement claims against us, or for which we may be required to indemnify our customers, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. We expect that software product developers and providers of Internet-based financial services will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property.

Network or Internet Security Problems Could Damage Our Reputation and Business

We have in the past, and might in the future, experience security incidents involving actual or attempted access to our customers’ systems by unknown third parties. As a result of these types of incidents, we may incur contractual or other legal liabilities. Any security breach claims against us, or for which we may be required to indemnify our customers, could be costly and time-consuming to defend. Security risks may also deter financial service providers from purchasing our products and deter consumers of financial services from using our products or services. We rely on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data over the Internet. Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our Internet security measures inadequate.

Someone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing Internet sites that deliver our services, any of which could harm our business.

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

Defects in Our Solutions and System Errors in Our Customers’ Data Processing Systems After Installing Our Solutions Could Result in Loss of Revenues, Delay in Market Acceptance and Injury to Our Reputation

Our software products are complex and may contain currently-undetected errors or defects that may be detected at any point in the life of the product. We have in the past discovered software errors in our products. After implementation, errors may be found from time to time in our new products or services, our enhanced products or services, or products or services we resell for strategic partners. These errors could cause us to lose revenues or cause a delay in market acceptance of our solutions or could result in liability for damages, injury to our reputation or increased warranty costs.

Our Products and Services Must Interact With Other Vendors’ Products, Which May Result in System Errors

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

If We are Unable to Protect Our Intellectual Property, We May Lose a Valuable Competitive Advantage or be Forced to Incur Costly Litigation to Protect Our Rights

Our future success and ability to compete depends in part upon our proprietary technology, but our protective measures may prove inadequate. We rely on a combination of copyright, trademark, patent and trade secret laws and contractual provisions to establish and protect our proprietary rights. None of our technology is patented. We have obtained federal trademark registration for some of our marks and our logo. We have applied for, but have not yet obtained, patents on technology we have developed. If we do not receive approval for these patents, we may be unable to use this technology without restriction or prevent others from using this technology.

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

Increasing Government Regulation of the Internet and the Financial Services Industry Could Limit the Market for Our Products and Services, Impose on Our Liability for Transmission of Protected Data and Increase Our Expenses

Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as our solutions. We believe our business does not currently subject us to any of these rules or regulations that would adversely affect our business. However, these rules and regulations are new and may be interpreted to apply to our business in a manner that could make our business more onerous or costly.

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

Item 1B:	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located in Hillsboro, Oregon, pursuant to a lease that expires September 30, 2010. We also occupy additional office space pursuant to leases in Herndon, Virginia; Toledo, Ohio and Omaha, Nebraska, as well as subleases in Overland Park, Kansas and New York, New York.

We believe that the leased and subleased properties are sufficient for our current operations and for the foreseeable future.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the NASDAQ Global Market under the ticker symbol CORI. Public trading of the Common Stock commenced on April 12, 2000. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported by the NASDAQ Global Market:

	High	Low

Year ended December 31, 2006
First Quarter	$3.93	$2.69
Second Quarter	$4.12	$2.68
Third Quarter	$2.99	$2.44
Fourth Quarter	$3.82	$2.58
Year ended December 31, 2005
First Quarter	$4.95	$2.82
Second Quarter	$3.67	$3.01
Third Quarter	$3.46	$3.02
Fourth Quarter	$3.27	$2.43

As of February 28, 2007, our common stock was held by 400 shareholders of record. Brokers and other institutions hold many of such shares on behalf of shareholders.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite U.S. Index and a peer group of companies in our industry over the period indicated, assuming the investment of $100 on December 31, 2001, and reinvestment of any dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Total Shareholder Return

The selected peer group consists of S1 Corporation, Digital Insight Corp. (recently acquired by Intuit Inc.), Online Resources Corporation and Jack Henry and Associates, Inc. Such companies have been selected for the peer group on the basis of, among other factors, the similarity of their business to our business and their market capitalization relative to our market capitalization.

On April 19, 2006, we issued an aggregate of 2,730 shares of common stock in connection with the acquisition of qbt Systems, Inc. on August 8, 2005 to a former shareholder of qbt, in consideration for all of such shareholder’s outstanding shares of qbt stock. The offer and sale of the securities were effected without registration in reliance on rule 505 of Regulation D of the Securities Act of 1933.

Item 6.  Selected Financial Data

The following selected financial data and other operating information are derived from our audited Consolidated Financial Statements. The tables shown below represent portions of our Consolidated Financial Statements and are not complete. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes included elsewhere in this report. Historical results are not necessarily indicative of the results of operations in future periods.

	Year Ended December 31,
	2006		2005	2004		2003	2002
	(In thousands, except for per share amounts)

Consolidated Statement of Operations Data(1):
Revenues	$60,958		$49,220	$50,794		$46,132	$39,141
Gross profit	30,675		28,924	32,345		25,631	18,719
(Loss) income from operations(4)(5)	(2,117	)(2)	1,856	11,185	(2)	6,396	(15,910	)(3)
Net (loss) income(4)(5)	(1,072)		2,653	10,480		5,126	(17,257)
Net (loss) income per share:
Basic	$(0.02)		$0.06	$0.28		$0.14	$(0.49)
Diluted	$(0.02)		$0.06	$0.26		$0.14	$(0.49)
Weighted average shares:
Basic	44,938		41,039	37,727		36,431	35,477
Diluted	44,938		42,146	40,474		37,813	35,477

(1)	Our Consolidated Financial Statements and notes thereto reflect our acquisitions of qbt Systems, Inc. and InteliData Technologies on August 8, 2005 and August 18, 2005, respectively. The occurrence of the acquisitions in 2005 affects comparability of financial information for 2006.

(2)	We recorded impairment charges of $396 and $491 during the years ended December 31, 2006 and 2004, respectively. See Note 10 to the Consolidated Financial Statements for further discussion.

(3)	We recorded restructuring and litigation settlement charges of $682 and $2,580, respectively, during the year ended December 31, 2002.

(4)	In 2006, net income and net income per share includes $2.3 million of stock-based compensation from the impact of adopting Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). See Note 6 to the Consolidated Financial Statements for further discussion.

(5)	In 2006 and 2005, we had $1.6 million and $644,000 of amortization of acquisition related intangibles from the acquisitions of qbt Systems, Inc. and InteliData Technologies on August 8, 2005 and August 18, 2005, respectively.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except for per share amounts)

Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$17,166	$16,722	$29,200	$16,943	$13,221
Restricted cash	—	—	—	—	1,003
Short-term investments	8,050	8,800	10,150	9,901	4,410
Working capital	22,793	20,393	29,417	14,417	5,924
Total assets	80,596	79,339	55,269	42,818	37,479
Debt and capital leases, long-term portion	—	—	629	1,075	1,600
Total shareholders’ equity	56,761	54,733	32,602	19,554	13,121
Cash dividends declared	—	—	—	—	—

(1)	Our Consolidated Financial Statements and notes thereto reflect our acquisitions of qbt Systems, Inc. and InteliData Technologies on August 8, 2005 and August 18, 2005, respectively. The occurrence of the acquisitions in 2005 affects comparability of financial information on December 31, 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We do not guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Pending Acquisition of Corillian

On February 13, 2007, we entered into a Merger Agreement pursuant to which CheckFree will acquire all of the outstanding shares of our common stock for $5.15 per share in cash. We expect the acquisition to close in the second quarter of 2007, subject to approval by our shareholders and certain regulatory matters, although there can be no assurance that the merger will be consummated in a timely manner, if at all. If we should terminate the Merger Agreement under specified circumstances, including a termination whereby we would enter into an agreement to be acquired by another company, we would be required to pay CheckFree a termination fee of $5.5 million.

All forward-looking statements included in this Annual Report on Form 10-K, including those in the Management’s Discussion and Analysis of Financial Condition, Results of Operations and Risk Factors, are based on management’s plans for future operations without consideration given to the pending transaction.

Overview

We are a leading provider of solutions that enable banks, credit unions, brokers and other financial service providers to rapidly deploy Internet-based financial services. Our solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. We provide a set of applications for Internet banking, online fraud prevention, electronic bill presentment and payment, targeted marketing, data aggregation, alerts and online customer relationship management. Our solutions integrate into existing database applications and systems and enable our customers to monitor transactions across all systems in real time. Our solutions are also designed to support multiple lines of business, including consumer banking, small business banking and credit card management, and to scale to support millions of users. Our current customers include J.P. Morgan Chase, Wachovia Bank, The Huntington National Bank, Capital One and SunTrust Bank.

We have historically focused our sales and marketing efforts to target the largest financial service providers. We intend to continue targeting large, industry-leading financial service providers by increasing our sales and marketing efforts. We have also successfully developed other markets, including small to mid-size financial institutions, and we intend to continue our efforts towards expanding our penetration of these markets.

Revenue was $61.0 million in 2006 as compared to $49.2 million in 2005. The increase in revenues was primarily due $8.8 million from customers in the acquisitions of InteliData Technologies and qbt Systems in August 2005. Net loss in 2006 was $1.1 million as compared to net income of $2.7 million in 2005. Income in 2006 was negatively impacted by $2.3 million of stock-based compensation from the adoption of FAS 123(R) on January 1, 2006, as well as an increase of $929,000 in amortization of acquisition related intangible assets.

Critical Accounting Policies and Estimates

The policies discussed below are considered by management to be critical to an understanding of our annual audited Consolidated Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Allowance for Doubtful Accounts.  The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on management’s estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. At December 31, 2006 and 2005, the allowance for doubtful accounts was $100,000, respectively. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2006. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2006. For the years ended December 31, 2006, 2005 and 2004, we incurred $0, $40,000 and $199,000 of bad debt expense, respectively.

Impairment of Goodwill and Intangible Assets and Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”) and FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). We assess the recoverability of goodwill at least annually and when events or circumstances indicate a potential impairment. To determine whether or not goodwill is impaired, we compare the book value of our company to its fair value. We evaluate long-lived assets, such as property and equipment, and purchased intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We assess the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. We incurred impairment charges of $113,000, $0 and $491,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to impairments of long-lived assets as a result of lease abandonments in 2006 and 2004. See Note 10 to the Consolidated Financial Statements for additional information. Future impairment assessments could result in impairment charges that would reduce the carrying values of goodwill, intangible assets or long-lived assets.

Stock-Based Compensation.  On January 1, 2006, we adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“the ESPP”), based on estimated fair values. Stock-based compensation expense recognized under FAS 123(R) in 2006 was $2.3 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized in 2005 and 2004. See Note 6 to the Consolidated Financial Statements for additional information.

Upon adoption of FAS 123(R), we continued our methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model, which we also used for the purpose of the pro forma financial information in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends.

We estimate volatility based on our historical stock price volatility for a period consistent with the expected life of our options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at December 31, 2006 using the simplified approach as allowed under Staff Accounting Bulletin (“SAB”) 107.

As stock-based compensation expense recognized in our Consolidated Statement of Operations in 2006 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under FAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that is recorded under FAS 123(R) may differ significantly from what we have recorded in the current period.

Revenue Recognition.  We recognize revenues from software licensing agreements in accordance with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP No. 97-2”). Our software arrangements generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and may also include hosting services. Our software licenses are, in general, functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation, training and custom software engineering services are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP No. 81-1”). We have determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements and (c) with respect to hosting, the customer can take possession of the software without significant penalty, in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware.

Vendor-specific objective evidence on post-contractual customer support and hosting services is established by using the renewal rate. We allocate revenue to certain elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

The percentage-of-completion method is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. We have the ability to make reasonably dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified.

Pursuant to SOP No. 81-1, on projects where reasonable estimates cannot be made due to inherent hazards, but where there is an assurance no loss will be incurred, we limit revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in our Consolidated Statements of Operations.

In certain arrangements, we may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement or an obligation to deliver software customized to a customer specifications. At December 31, 2005, we applied this methodology to one project. Total deferred project costs under the completed contract method were $770,000 at December 31, 2005. At December 31, 2006, we did not apply this methodology to any existing projects.

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

We generally license our products on an end-user basis, with our initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, our software license agreements require customers to pay us an additional license fee to cover additional increments of end users. Revenues from additional license seat sales, less any amounts related to maintenance included in the arrangement, are generally recognized in the period in which the licenses are sold as delivery has already occurred. Revenue from transactional services are recognized as transactions are processed.

In arrangements where we do not have an obligation to install our products, but may become involved in the installation of these products, we recognize non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If we determine that the customer or reseller can successfully install our products in a production environment without our involvement, we will recognize non-refundable license fees in the period in which delivery occurs, assuming all other SOP No. 97-2 revenue recognition criteria are met.

Where our customers enter into arrangements to purchase our software and services on a subscription basis, we recognize revenue in accordance with SAB No. 104, Revenue Recognition in Financial Statements. Under these arrangements, we defer recognition of the implementation and license revenue and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship. Costs associated with implementation are deferred and recognized ratably over the life of the arrangements.

Our contractual arrangements are evaluated on a contract-by-contract basis and often require management’s judgment and estimates that affect the classification and timing of revenue recognized in the Consolidated Statements of Operations. Specifically, our management may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether or not collection of our fees is reasonably assured;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage of completion method; and

•	whether we have vendor-specific objective evidence of fair value for our products and services.

Additionally, we may be required to make the following estimates:

•	percentage of labor hours incurred to date to the estimated total labor hours for each contract;

•	provisions for estimated losses on uncompleted contracts; and

•	the need for an allowance for doubtful accounts or billing adjustments.

If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. For instance, if we determined that we cannot make reasonably dependable estimates in the application of the percentage of completion method, we would defer all revenue and recognize it upon completion of the contract.

Recent Accounting Pronouncements.  See Note 2 to the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our audited Consolidated Statements of Operations.

	Year Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.7	41.2	36.3

Gross profit	50.3	58.8	63.7

Operating expenses:
Sales and marketing	14.4	15.9	14.3
Research and development	22.2	21.9	13.2
General and administrative	16.5	17.1	13.2
Impairment charges	0.7	—	1.0

Total operating expenses	53.8	55.0	41.7

(Loss) income from operations	(3.5)	3.8	22.0

Other income (expenses), net	1.9	1.7	(1.1)

Net (loss) income before income taxes	(1.6)%	5.5%	20.9%
Income taxes	0.2	0.1	0.3

Net (loss) income	(1.8)%	5.4%	20.6%

Comparison of Years Ended December 31, 2006, 2005 and 2004

Revenues

Years Ended December 31, 2006 and 2005

Revenues increased to $61.0 million in 2006 from $49.2 million in 2005. This increase in revenues of $11.8 million, or 24%, was primarily due to $8.8 million from customers of companies acquired in 2005. The remaining increase primarily relates to our ability to generate revenues from existing customers as we expand our product portfolio, as well as expand into additional markets, including generating revenues from small to mid-size financial institutions.

Our international revenues contributed $3.2 million, or 5%, to our consolidated revenues in 2006, compared to $1.8, or 4%, million in 2005. We do not expect our international revenues to be significant in 2007. We continue to pursue ways in which to increase international revenues through resellers. Until our resellers are successful at distributing and implementing our products internationally, we do not anticipate that international revenues will comprise a significant percentage of our consolidated revenues.

During 2006, one customer individually accounted for 13% of consolidated revenues. In 2005, a separate customer accounted for 10% of consolidated revenues.

Years Ended December 31, 2005 and 2004

Revenues decreased to $49.2 million in 2005 from $50.8 million in 2004. This decrease in revenues of $1.6 million, or 3%, was primarily due to a $9.9 million decrease in license revenue due to fewer large license sales in 2005, which was partially offset by a $6.9 million increase in professional services in 2005, as compared to 2004, and a $1.7 million increase in maintenance revenue in 2005, as compared to 2004. Professional services increased due to an increase in implementation projects in 2005, as compared to 2004, and the increase in maintenance revenue is due to our customer base continuing to increase.

Our international revenues contributed approximately $1.8 million, or 4%, to our consolidated revenues in 2005, compared to $1.1, or 2%, million in 2004.

Backlog

As of December 31, 2006, we had a backlog of unfilled orders of $53.2 million, as compared to a backlog of $43.0 million as of December 31, 2005. We expect $39.2 million of our backlog as of December 31, 2006 will be fulfilled during 2007. Backlog increased during 2006 as we were successful in broadening our product portfolio and expanding into other markets, including small to mid-size financial institutions.

Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting and subscriptions. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact our filling of backlog, such as our progress in completing projects for our customers and our customers’ meeting anticipated schedules for customer-dependent deliverables. We provide no assurances that any portion of our backlog will be filled during any fiscal year or at all, or that our backlog will be recognized as revenues in any given period.

Cost of Revenues

Cost of revenues consists primarily of salaries and related expenses for professional service personnel and outsourced professional service providers who are responsible for the implementation and customization of our software and for maintenance, hosting and support personnel who are responsible for post-contractual customer support, as well as amortization expense related to acquisition related intangibles and stock-based compensation.

Cost of revenues increased to $30.3 million in 2006 from $20.3 million in 2005, primarily due to increased revenues and increases in the amortization of acquisition related intangibles and stock-based compensation. Gross profit decreased as a percentage of revenues to 50% in 2006 from 59% in 2005. The decrease in gross profit as a percentage of revenue was primarily due to an increase of $819,000 in the amortization of acquisition related intangibles and an increase of $469,000 of stock-based compensation related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R).

Cost of revenues increased to $20.3 million in 2005 from $18.4 million in 2004. Gross profit decreased as a percentage of revenues to 59% in 2005 from 64% in 2004. The decrease in gross profit as a percentage of revenue was primarily due to less high-margin license revenue in 2005, as compared to 2004. Gross profit as a percentage of revenue also decreased due to $579,000 of amortization of intangibles being recorded to cost of revenues in 2005 as a result of the acquisitions of InteliData and qbt in August 2005.

Operating Expenses

Sales and Marketing Expenses.  Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as stock-based compensation and costs associated with trade shows and other promotional activities.

Sales and marketing expense increased to $8.8 million in 2006 from $7.9 million in 2005. This increase of $900,000, or 11%, was primarily due to higher payroll and payroll-related expenses, stock-based compensation and amortization of intangibles. Payroll and payroll-related expenses increased $404,000 due to average headcount increasing by 4 due to our increased investment in sales efforts. Sales and marketing also increased due to $447,000 of stock-based compensation related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R), and $110,000 related to amortization of acquisition related intangibles.

We anticipate higher sales and marketing expenses during 2007, compared to 2006, due to increased investments in sales efforts. As a result, we anticipate increases in sales and marketing headcount and associated payroll and payroll-related expenses.

Sales and marketing expense increased to $7.9 million in 2005 from $7.3 million in 2004. This increase of $600,000, or 8%, was primarily due to $0.8 million of sales and marketing costs associated with the newly acquired companies that increased sales and marketing headcount by 11.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related expenses for engineering personnel, stock-based compensation and costs of materials and equipment associated with the design, development and testing of our products.

Research and development expenses increased to $13.5 million in 2006 from $10.8 million in 2005. This increase of $2.7 million, or 25%, was primarily due to increased research and development payroll and payroll-related expenses, stock-based compensation expense and consulting expenses. Payroll and payroll-related expenses increased by $2.1 million as the average headcount for research and development increased by 15 due to our continued investments in product development. Research and development expense also increased due to $479,000 of stock-based compensation related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R). Additionally, consulting expenses increased by $104,000 from overseas research and consulting arrangements.

We anticipate research and development expenses to remain relatively consistent during 2007, compared to 2006, as we expect to maintain end of 2006 staffing levels for our research and development department during 2007.

Research and development expenses increased to $10.8 million in 2005 from $6.7 million in 2004. This increase of $4.1 million, or 61%, was primarily due to an increase of $3.8 million in payroll and payroll-related expenses as average headcount increased by 21 in 2005. The increase in headcount was due to a combination of our increased investment in developing new and existing products as well as headcount additions due to business combinations, which added 12 research and development employees.

General and Administrative Expenses.  General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems management and administration personnel, as well as stock-based compensation, professional fees, bad debt expense and other general corporate expenses.

General and administrative expenses increased to $10.1 million in 2006 from $8.4 million in 2005. The increase of $1.7 million, or 20%, was primarily due to $871,000 of stock-based compensation related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R). Additionally, accounting and legal fees increased by $288,000 due to the timing of work performed on various projects. The remaining increase is due to individually insignificant items.

We anticipate general and administrative expenses to increase in 2007 due to increased legal fees from acquisition-related costs.

General and administrative expenses increased to $8.4 million in 2005 from $6.7 million in 2004. The increase of $1.7 million, or 25%, was due to a $0.7 million increase in general and administrative expenses as a result of the InteliData and qbt acquisitions, as well as a $0.9 million increase of payroll and payroll related expenses due to average headcount increasing by 5 in 2005.

Impairment Charges.  In 2006, we subleased a portion of the office space at our corporate headquarters to extend through the current term of our lease on September 30, 2010. We recorded an impairment charge of $113,000 to write-off the remaining book value of long-lived assets in the space we abandoned and ceased to use. Additionally, the fair value of the remaining lease payments at the cease-use date for the portion of the area subleased was greater than the estimated sublease rentals to be received. We recorded an additional charge of $283,000 associated with this rent shortfall.

In 2004, we assigned a portion of the lease at our corporate headquarters, reducing the space leased from approximately 122,000 square feet to 100,000 square feet effective January 1, 2005. We recorded an impairment charge of $491,000 to write-off the remaining book value of long-lived assets in the space we abandoned and ceased to use during the third quarter of 2004.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, interest expense, our share of losses in equity investments, and other miscellaneous items.

Other income (expense), net, increased to income of $1.1 million in 2006 from income of $858,000 in 2005. This increase was primarily due to decreases in losses from a joint venture and an increase in interest income. Our proportionate share of the net losses in a joint venture (see Note 2 to the Consolidated Financial Statements) decreased by $128,000 in 2006. Additionally, our interest income increased by $133,000 in 2006 due to higher interest rates on short-term investments. During 2007, we anticipate other income will remain relatively consistent with 2006 amounts.

Other income (expense), net, increased to income of $858,000 in 2005 from an expense of $545,000 in 2004. This increase was primarily due to decreases in investment losses and interest expense. Our proportionate share of the net loss in a joint venture decreased by $685,000 in 2005 (see Note 2 to the Consolidated Financial Statements) and our interest expense decreased by $115,000 in 2005 due to us paying off our line of credit in February 2005. Additionally, interest income increased approximately $591,000 in 2005, as compared to 2004, due to increasing interest rates on short-term investments.

Income Taxes

We recorded income tax expense of $79,000, $61,000 and $160,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Although net operating loss carryforwards were used to offset taxable income for regular tax purposes, we were subject to alternative minimum tax because only 90 percent of taxable income may be offset by net operating loss carryforwards for alternative minimum tax purposes.

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $72.2 million and foreign net operating loss carryforwards of approximately $11.9 million to offset against future taxable income. Additionally, we had alternative minimum tax credits of $317,000 and federal and state research and experimentation credits of $4.1 million. These carryforwards expire between 2007 and 2026. We had deferred tax assets, net of deferred tax liabilities, of $34.8 million as of December 31, 2006. A full valuation allowance has been recorded against the net deferred tax asset balance due to uncertainties regarding the realizability of the asset balance.

Utilization of a portion of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.

Liquidity and Capital Resources

As of December 31, 2006, we had $25.2 million in cash, cash equivalents and short-term investments, as compared to $25.5 million as of December 31, 2005. Cash, cash equivalents and short-term investments remained relatively flat in 2006, primarily due to nearly to break even net income, as well as no significant cash transactions during the year.

We acquired qbt Systems, Inc. on August 8, 2005 and InteliData Technologies on August 18, 2005. These acquisitions resulted in merger related transaction costs and cash paid to shareholders of $3.3 million and $4.5 million for qbt Systems Inc. and InteliData Technologies, respectively. Additionally, net liabilities assumed for qbt Systems Inc. and InteliData Technologies, excluding goodwill and intangibles, were $919,000 and

$3.9 million, respectively. The combination of cash paid to shareholders and payment of liabilities assumed for the respective companies contributed to the decrease in cash, cash equivalents and short-term investments at December 31, 2005, as compared to December 31, 2004.

Working capital increased to $22.8 million as of December 31, 2006, as compared to $20.4 million as of December 31, 2005. Cash provided by operating activities was $1.5 million in 2006. In 2006, cash flow from operations increased by $5.1 million due to the net loss of $1.1 million, adjusted for $6.2 million in non-cash items, including depreciation, stock-based compensation expense, amortization of intangibles and impairment charges. These amounts were offset by $3.6 million from changes in operating assets and liabilities. This decrease was primarily due to a combination of individually insignificant transactions from the timing of billings, cash received from customers, cash paid to vendors and revenue recognized throughout 2006.

Cash used in operating activities was $4.9 million in 2005. In 2005, cash flow from operations decreased by $9.9 million from changes in operating assets and liabilities. This occurred primarily due to us paying down net liabilities assumed in the qbt Systems, Inc. and InteliData Technologies acquisitions in August 2005. Net liabilities assumed for qbt Systems, Inc. and InteliData Technologies, excluding goodwill and intangibles, was $919,000 and $3.9 million, respectively. The remaining decrease from changes in operating assets and liabilities was primarily due to a combination of individually insignificant transactions from the timing of billings, cash received from customers, cash paid to vendors and revenue recognized throughout 2005 from both the acquired companies and changes in our core transactions from year to year.

Cash provided by operating activities was $12.4 million in 2004. In 2004, cash flow from operations increased primarily due to $10.5 million of net income, adjusted for $3.4 million of non-cash items, including depreciation, impairment charges, equity losses in joint venture and recovery of bad debts. The remaining difference relates to a combination of individually insignificant transactions from the timing of billings, cash received from customers, cash paid to vendors and revenue recognized throughout 2004.

Cash used in investing activities was $1.8 million, $7.4 million and $968,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Purchases of property and equipment were $2.6 million, $1.1 million and $728,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In 2005, we paid $7.7 million for the acquisitions of InteliData Technologies and qbt Systems, Inc.

We anticipate cash flows from investing activities to remain negative in 2007 due to continued purchases of property and equipment. However, cash flows from investing activities could fluctuate from our decision to increase or decrease our investment balance.

Cash provided by financing activities was $797,000 in 2006, cash used in financing activities was $141,000 in 2005 and cash provided by financing activities was $795,000 in 2004. Proceeds from the issuance of common stock were $792,000, $1.1 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Payments on line of credit borrowings were $0, $911,000 and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We anticipate cash flows from financing activities to remain positive due to proceeds from issuance of common stock under our stock option plans. We do not anticipate raising additional capital through financing activities or drawing on our line of credit.

In November 2000, we obtained a $5.0 million equipment line of credit with a financial institution. In 2005, we paid off the remaining balance outstanding under this line of credit.

In March 2005, we entered into a new one-year revolving line of credit facility with another financial institution that allows us to borrow up to $4.0 million to assist with working capital needs. In May 2006, we extended the terms of the line of credit through June 1, 2007 and amended our quick ratio and net income requirement covenants. The interest rate under this line of credit is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 2%. As of December 31, 2006, we had not drawn amounts from this line of credit and do not anticipate drawing from this line of credit for at least the next twelve months.

We had no material financial obligations as of December 31, 2006, other than obligations under our operating leases and minimum vendor commitments. Future capital requirements will depend on many factors, including the timing of research and development efforts and the expansion of our operations, both domestically and internationally. We believe our current cash, cash equivalents and short-term investments will be sufficient to meet our working capital requirements for at least the next 12 months.

Contractual Obligations.  We are contractually obligated to make the following payments as of December 31, 2006 (in thousands):

		Less than	1-3	3-5
	Total	1 Year	Years	Years	Thereafter

Operating lease commitments	$10,175	$2,784	$5,204	$2,128	$59
Purchase obligations	1,686	771	913	2	—

Total contractual obligations	$11,861	$3,555	$6,117	$2,130	$59

The future minimum lease obligations do not include $641,000 of expected receipts from subleases through September 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based customers where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have customers in Europe and Australia where transactions are subject to foreign currency adjustments. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

Interest Rate Sensitivity

As of December 31, 2006 and 2005, we had $25.2 million and $25.5 million, respectively, in cash, cash equivalents and short-term investments. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days and taxable municipal bonds and auction rate securities. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as these securities are bought and sold every 28 to 35 days. We are not subject to interest rate risks on our available-for-sale investments as these investments are all bought and sold at par value. Our short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. We manage this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect our interest income that is generated from our short-term investments. If interest rates increase or decrease equally during 2007, by a total of one percent, our interest income would increase or decrease by approximately $158,000, respectively. In 2007, we may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.

Item 8.	Financial Statements and Supplementary Data

(a) The following documents are filed as part of this report:

1. Annual Financial Statements

Our Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K as follows:

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report (the Evaluation Date). Based on that evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability and fair presentation of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control — Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Corillian Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on this assessment, management has determined that, as of December 31, 2006, Corillian Corporation maintained effective internal control over financial reporting.

KPMG LLP, independent registered public accounting firm, has audited management’s assessment of and the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report included in (d) below.

(c) Changes in internal controls.

There was no change to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of independent registered public accounting firm.

The Board of Directors and Shareholders
Corillian Corporation:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A.(b), that Corillian Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Corillian Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Corillian Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Corillian Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Portland, Oregon
March 16, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our Principal Financial Officer and Principal Accounting Officer. We have made the code of ethics available in the Investor Relations section of our website at www.corillian.com. If we waive, or implicitly waive, any material provision of the code, or substantially amend the code, we will disclose that fact in the Investor Relations section of our website at www.corillian.com.

The other information called for by Part III, Item 10, is incorporated by reference to the applicable information in our Proxy Statement relating to our 2007 annual meeting of shareholders.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, is incorporated by reference to the applicable information in our Proxy Statement relating to our 2007 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information called for by Part III, Item 12, but not included below, is incorporated by reference to the applicable information in our Proxy Statement relating to our 2007 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about our common stock that may be issued to employees, consultants or directors under our current existing equity compensation plans:

	Securities Authorized for Issuance
	Under Equity Compensation Plans
	Number of Shares			Number of Shares
	to be Issued Upon		Weighted-Average	Remaining Available for
	Exercise of		Exercise Price of	Issuance Under Equity
	Outstanding Options		Outstanding Options	Compensation Plans

Equity compensation plans approved by shareholders	5,863,737	(1)	$3.78	1,277,137	(2)(3)
Equity compensation plans not approved by shareholders	568,500		5.67	277,625

	6,432,237		$3.95	1,554,762

(1)	Excludes 390 shares of our common stock that are issuable upon the exercise of outstanding options that were assumed in connection with our acquisition of Hatcher Associates Inc., with a weighted average exercise price of $6.41.

(2)	Includes 1,177,831 shares remaining available for issuance under our 2000 Stock Incentive Compensation Plan. The 2000 Stock Incentive Compensation Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully-diluted basis; plus any shares subject to outstanding awards under our 1997 Stock Option Plan as of the effective date of the 2000 Stock Incentive Compensation Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. Excludes 400,000 additional shares of common stock that became available for purchase under the 2000 Stock Incentive Compensation Plan on January 1, 2007 pursuant to the evergreen formula. Shares that remain available for purchase under our 2000 Stock Incentive Compensation Plan may be granted as stock options, stock awards, restricted stock awards or restricted stock units.

(3)	Includes 99,306 shares remaining available for issuance under our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 333,333 additional shares of common stock that became available for issuance under the 2000 Employee Stock Purchase Plan on January 1, 2007 pursuant to the evergreen formula.

2003 Nonqualified Stock Incentive Compensation Plan.  In May 2003, our Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan and authorized the issuance of 1,000,000 shares of common stock under the plan. This plan was adopted as a retention plan for our employees. Because we did not obtain shareholder approval for this plan, we may not grant stock options under this plan to any existing directors or officers. A significant number of stock options outstanding under our previously approved stock option plans had exercise prices that were significantly higher than our stock price in May 2003, and we did not anticipate that those stock options would be exercised in the near future or at all, absent extraordinary stock price appreciation. The Board carefully evaluated the alternatives available for providing incentives for and retaining employees and decided to make additional option grants rather than conducting a company-wide option cancellation program or re-pricing. As a result of this decision, the Board decided that it was necessary to adopt this plan. The Board acted to keep the long-term interests of our workforce tightly aligned with the long-term interests of shareholders and to counter any financial incentive competitors might offer to our employees. We do not intend to adopt or materially modify any stock compensation plans in the future without shareholder approval.

Our 2003 Nonqualified Stock Incentive Compensation Plan enhances long-term shareholder value by offering opportunities to our employees, consultants, agents, advisors and independent contractors to participate in our growth and success, to encourage them to remain in our service and to own our stock. Our 2003 Nonqualified Stock Incentive Compensation Plan permits both option and stock grants. The plan administrator will make proportional adjustments to the aggregate number of shares issuable under the 2003 Nonqualified Stock Incentive Compensation Plan and to outstanding awards in the event of stock splits or other capital adjustments.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by Part III, Item 13, is incorporated by reference to the applicable information in our Proxy Statement relating to our 2007 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, is incorporated by reference to the applicable information in our Proxy Statement relating to our 2007 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements

The Consolidated Financial Statements as set forth under Item 8 of this Report.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

CORILLIAN CORPORATION

By:	/s/ PAUL K. WILDE
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities

/s/ ALEX P. HART Alex P. Hart	Chief Executive Officer and Director Principal Executive Officer

/s/ PAUL K. WILDE Paul K. Wilde	Chief Financial Officer Principal Financial and Accounting Officer

/s/ ERIC DUNN Eric Dunn	Director

/s/ TYREE B. MILLER Tyree B. Miller	Director

/s/ JAMES R. STOJAK James R. Stojak	Director

/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated March 31, 2005, by and among Corillian Corporation, InteliData Technologies Corporation and Wizard Acquisition Corporation (incorporated by reference to Exhibit 2.1 of our report on Form 8-K dated March 31, 2005)
2.2		Agreement and Plan of Merger, dated August 5, 2005, by and among Corillian Corporation, qbt Systems Inc., Quantum Acquisition Corporation, Quarry Acquisition LLC and the Shareholders of qbt Systems Inc. (incorporated by reference to Exhibit 2.1 of our report on Form 8-K dated August 5, 2005)
2.3		Agreement and Plan of Merger by and among CheckFree Corporation, CF Oregon Inc., and Corillian Corporation, dated February 13, 2007 (incorporated by reference to Exhibit 2 of our report on Form 8-K dated February 13, 2007)
3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our Form S-1, as amended, File No. 333-95513)
3.2		Bylaws (incorporated by reference to Exhibit 3.4 of our Form S-1, as amended, File No. 333-95513)
3.3		Second Restated Bylaws of Corillian, as amended April 10, 2006 (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2006)
4.1		Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of our Form S-1, as amended, File No. 333-95513)
10	.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 filed on November 1, 2001, File No. 333-72652)
10	.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of our Form S-8 filed on November 1, 2001, File No. 333-72652)
10	.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our report on Form 10-K for the year ended December 31, 2005)
10.4		Lease between CarrAmerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.4 of our report on Form 10-K for the year ended December 31, 2005)
10	.5*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.6 of our report on Form 10-K for the year ended December 31, 2005)
10	.6*	Form of Indemnification Agreement between Corillian and its directors and executive officers
10	.7*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended June 30, 2002)
10	.8*	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended June 30, 2003)
10	.9*	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of our report on Form 10-Q for the quarter ended June 30, 2003)
10	.10*	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our report on Form 10-Q for the quarter ended June 30, 2003)
10	.11*	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended September 30, 2003)
10	.12*	Form of Severance Agreement for Certain Employees (incorporated by reference to Exhibit 10.2 of our report on Form 10-Q for the quarter ended September 30, 2003)
10.13		First Amendment to Lease Agreement between CarrAmerica Realty Operating Partnership, L.P. and Corillian Corporation, dated August 23, 2004 (incorporated by reference to Exhibit 99.1 of our report on Form 8-K dated August 23, 2004)
10	.14*	Separation Agreement and General Release between Corillian Corporation and an Executive Officer, dated February, 17, 2005 (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated February 17, 2005)
10.15		Key terms of Executive compensation arrangements

Exhibit
No.		Description

10	.16*	Key terms of Director compensation arrangements (incorporated by reference to Exhibit 10.20 of our report on Form 10-K for the year ended December 31, 2005)
21.1		Subsidiaries of Corillian Corporation
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Corillian Corporation:

We have audited the accompanying consolidated balance sheets of Corillian Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corillian Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Corillian Corporation adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corillian Corporation’s internal controls over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 16, 2007

CORILLIAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$17,166	$16,722
Short-term investments	8,050	8,800
Accounts receivable, net	12,659	12,063
Other receivables	1,112	780
Revenue in excess of billings	3,474	2,387
Prepaid expenses and deposits	2,151	2,527

Total current assets	44,612	43,279
Property and equipment, net	4,085	3,548
Goodwill	26,899	26,899
Intangibles, net	2,283	3,856
Other assets	2,717	1,757

Total assets	$80,596	$79,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,411	$2,672
Accrued liabilities	3,579	3,589
Current portion of deferred revenue	14,950	14,740
Capital lease obligations	—	3
Other current liabilities	1,879	1,882

Total current liabilities	21,819	22,886
Deferred revenue, less current portion	1,299	782
Other long-term liabilities	717	938

Total liabilities	23,835	24,606

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 150,000 shares authorized; 45,101 and 44,696 shares issued and outstanding at December 31, 2006 and 2005, respectively	153,517	149,447
Accumulated other comprehensive income	46	61
Accumulated deficit	(96,802)	(94,775)

Total shareholders’ equity	56,761	54,733

Total liabilities and shareholders’ equity	$80,596	$79,339

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues	$60,958	$49,220	$50,794
Cost of revenues	30,283	20,296	18,449

Gross profit	30,675	28,924	32,345

Operating expenses:
Sales and marketing	8,799	7,850	7,291
Research and development	13,533	10,789	6,690
General and administrative	10,064	8,429	6,688
Impairment charges	396	—	491

Total operating expenses	32,792	27,068	21,160

(Loss) income from operations	(2,117)	1,856	11,185
Other income (expense), net:
Interest income	1,136	1,003	412
Interest expense	(22)	(25)	(140)
Loss on joint venture	—	(128)	(813)
Other income (expense), net	10	8	(4)

Total other income (expense), net	1,124	858	(545)

Net (loss) income before income taxes	(993)	2,714	10,640
Income taxes	79	61	160

Net (loss) income	$(1,072)	$2,653	$10,480

Basic net (loss) income per share	$(0.02)	$0.06	$0.28
Diluted net (loss) income per share	$(0.02)	$0.06	$0.26
Shares used in computing basic net (loss) income per share	44,938	41,039	37,727
Shares used in computing diluted net (loss) income per share	44,938	42,146	40,474

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other
			Comprehensive		Total
	Common Stock		Income	Accumulated	Shareholders’
	Shares	Amount	(Loss)	Deficit	Equity

Balance, December 31, 2003	36,891	$127,414	$48	$(107,908)	$19,554
Exercise of common stock options	1,009	1,969	—	—	1,969
Issuance of common shares under employee stock purchase plan	508	505	—	—	505
Income tax benefit of equity transactions	—	81	—	—	81
Foreign currency translation	—	—	13	—	13
Net income	—	—	—	10,480	10,480

Balance, December 31, 2004	38,408	$129,969	$61	$(97,428)	$32,602
Issuance of common stock in InteliData acquisition, net of registration costs	4,917	16,309	—	—	16,309
Issuance of common stock in qbt acquisition	643	2,059	—	—	2,059
Exercise of common stock options	334	470	—	—	470
Issuance of common shares under employee stock purchase plan	394	620	—	—	620
Income tax benefit of equity transactions	—	20	—	—	20
Net income	—	—	—	2,653	2,653

Balance, December 31, 2005	44,696	$149,447	$61	$(94,775)	$54,733
Cumulative adjustment under SAB 108	—	955	—	(955)	—
Exercise of common stock options	169	197	—	—	197
Issuance of common shares under employee stock purchase plan	233	595	—	—	595
Issuance of common stock in qbt acquisition	3	9	—	—	9
Stock-based compensation expense under FAS 123R	—	2,266	—	—	2,266
Excess tax benefits from stock-based transactions	—	8	—	—	8
Deferred costs related to employee stock-based compensation	—	40	—	—	40
Foreign currency translation	—	—	(15)	—	(15)
Net loss	—	—	—	(1,072)	(1,072)

Balance, December 31, 2006	45,101	$153,517	$46	$(96,802)	$56,761

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,072)	$2,653	$10,480
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,924	1,534	2,200
Stock-based compensation expense	2,266	—	—
Amortization of intangible assets	1,573	644	—
Impairment charges	396	—	491
Equity losses in joint venture	—	128	813
Recovery of bad debts	—	(41)	(199)
Loss (gain) on sale of assets	9	(8)	(7)
Income tax benefit of equity transactions	—	20	81
Excess tax benefits from stock-based compensation	(8)	—	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed (see Note 8)
Accounts receivable	(596)	(2,419)	(1,925)
Other receivables	(332)	(326)	20
Revenue in excess of billings	(1,087)	(616)	(105)
Prepaid expenses, deposits and other assets	(544)	(899)	(523)
Accounts payable and accrued liabilities	(1,288)	(4,463)	190
Deferred revenue, current and long-term	727	(1,697)	1,070
Other liabilities	(473)	550	(159)

Net cash provided by (used in) operating activities	1,495	(4,940)	12,427

Cash flows from investing activities:
Purchase of property and equipment	(2,583)	(1,095)	(728)
Proceeds from sale of property and equipment	—	8	9
Purchase of available-for-sale investments	(3,200)	(8,250)	(19,000)
Proceeds from the sales of available-for-sale investments	3,950	9,600	18,150
Purchase of held-to-maturity investments	—	—	(1,200)
Proceeds from the maturities of held-to-maturity investments	—	—	1,801
Cash paid for acquisition of InteliData, net of cash acquired	—	(4,509)	—
Cash paid for acquisition of qbt, net of cash acquired	—	(3,150)	—

Net cash used in investing activities	(1,833)	(7,396)	(968)

Cash flows from financing activities:
Proceeds from the issuance of common stock	792	1,090	2,474
Registration costs associated with shares issued in business combinations	—	(309)	—
Payments on line of credit borrowings	—	(911)	(1,662)
Principal payments on capital lease obligations	(3)	(11)	(17)
Excess tax benefits from stock-based compensation	8	—	—

Net cash provided by (used in) financing activities	797	(141)	795

Effect of exchange rate fluctuations on cash and cash equivalents	(15)	(1)	3

Increase (decrease) in cash and cash equivalents	444	(12,478)	12,257
Cash and cash equivalents at beginning of year	16,722	29,200	16,943

Cash and cash equivalents at end of year	$17,166	$16,722	$29,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22	$25	$140
Taxes	70	113	97
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in InteliData acquisition	$—	$16,618	$—
Common stock issued in qbt acquisition	9	2,059	—
Deferred costs related to employee stock-based compensation	40	—	—

See accompanying notes to consolidated financial statements.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Company

Corillian Corporation (the “Company”) was incorporated in Oregon in 1997. The Company is a provider of solutions that enable banks, brokers and other financial service providers to rapidly deploy Internet-based financial services. The Company’s solutions allow consumers to conduct financial transactions, view personal and market financial information, pay bills and access other financial services on the Internet. Corillian Voyager is a software platform combined with a set of applications for Internet banking, electronic bill presentment and payment, targeted marketing, data aggregation and online customer relationship management. The Company also offers a variety of services to support its customers throughout the process of implementing and maintaining its solutions.

(2)  Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates related to software revenue recognition, stock-based compensation, allowance for doubtful accounts, accrual for contracts in a loss position, valuation of long-lived assets, including intangible assets, goodwill and the valuation allowance for deferred tax assets require higher degrees of judgment than others in their application. Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the financial statements of the Company and its wholly-owned subsidiaries, Corillian International, Ltd., Corillian South Asia Sdn Bhd., Corillian Community Banking Solutions, LLC and Corillian Payment Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenues from software licensing agreements in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. The Company’s software arrangements generally include software licenses, implementation and custom software engineering services, post-contractual customer support, training services and may also include hosting services. The Company’s software licenses are, in general, functionally dependent on implementation, training and certain custom software engineering services; therefore, software licenses and implementation, training and custom software engineering services are combined and recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company has determined that post-contractual customer support and hosting services can be separated from software licenses, implementation, training and custom software engineering services because (a) post-contractual customer support and hosting services are not essential to the functionality of any other element in the arrangement, (b) sufficient vendor-specific objective evidence exists to permit the allocation of revenue to these service elements and (c) with respect to hosting, the customer can take possession of the software without significant penalty, in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor-specific objective evidence on post-contractual customer support and hosting services is established by using the renewal rate. The Company allocates revenue to certain elements in multiple element arrangements using the residual method. The difference between the total software arrangement fee and the amount deferred for post-contractual customer support and hosting services is allocated to software license, implementation, training and custom software engineering services and recognized using contract accounting.

The percentage-of-completion method is measured by the percentage of contract hours incurred to date compared to the estimated total contract hours for each contract. The Company has the ability to make reasonably dependable estimates relating to the extent of progress towards completion, contract revenues and contract costs. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Profit estimates are subject to revision as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period that the facts giving rise to the revision become known. The Company reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through various approval and monitoring processes and policies. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Cumulative revenues recognized may be less or greater than cumulative billings at any point in time during a contract’s term. The resulting difference is recognized as deferred revenue or revenue in excess of billings, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified.

Pursuant to SOP No. 81-1, on projects where reasonable estimates cannot be made due to inherent hazards, but where there is an assurance no loss will be incurred, the Company limits revenue recognition in the period to the amount of project costs incurred in the same period, and postpones recognition of profits until results can be estimated more precisely. Under this “zero profit” methodology, equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in the Company’s Consolidated Statements of Operations.

In certain arrangements, we may defer all revenues and related costs of revenues until delivery is complete and customer acceptance is obtained. These arrangements have certain elements of risk such as an obligation to deliver new products when technological feasibility has not been obtained at the onset of the arrangement or an obligation to deliver software customized to a customer specifications. At December 31, 2005, we applied this methodology to one project. Total deferred project costs under the completed contract method were $770,000 at December 31, 2005. At December 31, 2006, we did not apply this methodology to any existing projects.

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

The Company generally licenses its products on an end-user basis, with its initial license fee based on a fixed number of end users. As a customer increases its installed base of end users beyond the initial fixed number of end users, the Company’s software license agreements require customers to pay the Company an additional license fee to cover additional increments of end users. Revenues from additional license seat sales, less any amounts related to maintenance included in the arrangement, are generally recognized in the period in which the licenses are sold as delivery has already occurred. Revenue from transactional services are recognized as transactions are processed.

In arrangements where the Company does not have an obligation to install its products, but may become involved in the installation of these products, the Company recognizes non-refundable license fees over the estimated implementation period for the customer or reseller’s project. If the Company determines that the customer or reseller can successfully install the Company’s products in a production environment without the Company’s involvement, the Company will recognize non-refundable license fees in the period in which delivery occurs, assuming all other SOP No. 97-2 revenue recognition criteria are met.

Where the Company’s customers enter into arrangements to purchase the Company’s software and services on a subscription basis, the Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104,

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition in Financial Statements. Under these arrangements, the Company defers recognition of the implementation and license revenue and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship. Costs associated with implementation are deferred and recognized ratably over the life of the arrangements.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market mutual funds and commercial paper with original maturities of 90 days or less, which are carried at market value, which approximates cost.

Short-Term Investments

The Company’s short-term investments consist of taxable government agency bonds with original maturities between 90 and 180 days and taxable municipal bonds, and auction rate securities. Taxable government agency bonds are classified as held-to-maturity, as the Company has the intent and ability to hold these securities to maturity. All held-to-maturity investments are recorded at amortized cost. The Company classifies taxable municipal bonds and auction rate securities as short-term available-for-sale securities and reports them at cost which approximates market. The Company views its auction rate securities as short-term investments, even though the original maturity dates are greater than one year, as they are bought and sold at par every 28 to 35 days and therefore are available for use in normal operations.

The decline in the market value of any investment that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment charge is included in earnings and a new cost basis for the security is established. To determine whether the impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. There have been no impairments of held-to-maturity or available-for-sale securities identified or recorded by the Company and no securities have been in an unrealized loss position for an extended period of time.

The specific identification method is used to determine the cost of securities sold. Premiums and discounts on held-to-maturity investments are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective-interest method. Dividend and interest income is recognized when earned. Unrealized holding gains and losses have not been material to date. Realized gains on available-for-sale securities are included in interest and other income in the Company’s Consolidated Statement of Operations.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill from business combinations is determined to have an indefinite useful life and is not amortized, but instead tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (“FAS”) Statement No. 142, Goodwill and Other Intangible Assets. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2006 and identified no impairment. To determine whether or not goodwill was impaired, a test was performed comparing the book value of the “reporting unit” to its estimated fair value.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

The Company amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to six years.

The Company evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets.” The Company assesses the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Investment in Joint Venture

Investments in businesses in which the Company owns less than a 50% interest and can exert significant influence over are accounted for using the equity method of investment accounting. EITF 03-16, Accounting for Investments in Limited Liability Companies, requires that investments in limited partnerships be accounted for using the equity method when the percentage of ownership is greater than 5%. Accordingly, the Company accounts for its investment in Synoran LLC using the equity method of accounting. Under the equity method, the Company records an investment in the stock at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the business after the date of investment based on its ownership percentage of the business as a whole.

On June 9, 2000, the Company entered into an operating agreement with Huntington Bancshares Incorporated, Compaq Computer Corporation and SAIC Venture Capital Corporation, a division of Science Applications International Corporation to form e-Banc, LLC, a Delaware limited liability company. On February 12, 2004, e-Banc changed its name to “Synoran LLC.” The business of Synoran is to develop, produce and market solutions that enable financial institutions to collect and coordinate their data from all delivery channels including tellers, ATM’s, web banking sites, among others, on a real time basis, using existing financial institution legacy systems as well as new channel applications.

Pursuant to the agreement, the Company contributed $3.0 million in cash in 2000. The Company invested an additional $1.0 million in cash in Synoran during 2003. The Company’s ownership percentage of Synoran as of December 31, 2006, was 12.3%. The Company has one representative on Synoran’s board of managers. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $0, $128,000 and $813,000, respectively, of losses related to its investment in Synoran. During 2005, the Company’s investment balance was reduced to $0 and has ceased applying the equity method. The Company does not have an obligation to further fund Synoran and no additional monies have been invested.

Accounts Receivable

Trade accounts receivable are recorded at invoiced amount and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition. Credit is extended to customers as deemed necessary and generally does not require collateral. Management believes that the risk of loss is significantly reduced due to the quality and financial position of its customers. Management provides an allowance for doubtful accounts based on current customer information and historical statistics. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. At December 31, 2006 and 2005, the Company’s allowance for doubtful accounts receivable was $100,000.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	2006	2005	2004

Beginning allowance balance	$100	$101	$101
(Recovery) provision	—	(41)	(199)
Charge-offs	—	40	199

Ending allowance balance	$100	$100	$101

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

Research and Development

Research and development costs are expensed as incurred.

Capitalized Software

The Company accounts for software development costs in accordance with Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.

Completion of a working model of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs during the three-year period ended December 31, 2006 and charged all such costs to research and development expense as incurred.

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

Concentration of Business and Credit Risk

Results of operations are substantially derived in the United States and all assets reside in the United States. Banks and other financial institutions accounted for a majority of the Company’s revenues during the three-year period ended December 31, 2006. Accordingly, the Company’s near and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of the Company’s products and services are often subject to delays because of the Company’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. The Company’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of the Company to generate demand for its products, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on the Company’s financial condition, results of operations or liquidity.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billings. As of December 31, 2006, three customers accounted for more than 10% of consolidated accounts receivable. These customers, in total, accounted for approximately 40% of the Company’s consolidated accounts receivable balance as of December 31, 2006. As of December 31, 2005, one customer individually accounted for 18% of consolidated accounts receivable.

Two customers individually accounted for more than 10% of the Company’s consolidated revenue in excess of billing balance as of December 31, 2006. These customers accounted for approximately 25% of the Company’s consolidated revenue in excess of billing balance as of December 31, 2006. Three customers individually accounted for more than 10% of the Company’s consolidated revenue in excess of billings balance as of December 31, 2005. These customers accounted for approximately 47% of the Company’s consolidated revenue in excess of billings balance as of December 31, 2005.

The Company is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. The Company limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.

Risk of Technological Change

A substantial portion of the Company’s revenues are generated from the development and rapid release to market of computer software products and enhancements. In the extremely competitive industry environment in which the Company operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various risks inherent in such products. Additionally, the Company’s production strategy relies on certain employees’ ability to deliver implemented products in time to meet critical development and distribution schedules. In light of these dependencies, it is reasonably possible that failure to successfully manage a significant product introduction or failure of certain employees to deliver implemented products as needed could have a severe impact on the Company’s growth, results of operations and liquidity.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“the ESPP”) based on estimated fair values. FAS 123(R)supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for year ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the year ended December 31, 2006 was approximately $2.3 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP recognized for the years ended December 31, 2005 and 2004. See Note 6 for additional information.

FAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of FAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Pro forma stock-based compensation expense for the years ended December 31, 2005 and 2004 was $4.2 million and $3.0 million, respectively, or $0.10 and $0.07, respectively, per diluted share. On December 22, 2005, the Company’s Board of Directors approved the acceleration of vesting of all employee stock options with an exercise price equal to or greater than $5.00. The closing share price of the Company’s stock on December 22, 2005 was $2.80. The acceleration of the vesting of these options did not result in book compensation costs based on generally accepted accounting principles under APB 25. However, for pro forma disclosure requirements under FAS 123, the Company recognized $1.2 million of stock-based compensation for all options for which vesting was accelerated during the fourth quarter of the year ended December 31, 2005. The Company took this action to reduce future book compensation costs under FAS 123(R). In addition, because these options had exercise prices substantially in excess of current market values, the accelerated vesting did not provide material value to the affected option holders.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value determined in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value determined in accordance with the provisions of FAS 123(R). The Company amortizes the fair value of awards over their applicable vesting period (generally four years) using the straight line method. As stock-based compensation expense recognized in the Consolidated Statement of Operations in 2006 is based on awards ultimately expected to vest, expense has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of FAS 123(R), the Company maintained its method of valuation of employee stock options granted using the Black-Scholes option pricing model, which was previously used for the Company’s pro forma information required under FAS 123. For additional information, see Note 6. The Company’s determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, expected dividend yield, expected option life, and expected volatility over the term of the awards.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.

Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement No. 130, Reporting on Comprehensive Income.  Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments have been reported in comprehensive income for the Company. All other amounts have not been material to the Company’s financial position or results of operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement No. 109, Accounting for Income Taxes.  In accordance with Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences of events that have been included in the financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

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

Reclassifications

Certain reclassifications have been made to prior-period balances in order to conform to the current period’s presentation. In the current year, the Company reclassified $782,000 of deferred revenue in the prior year balance sheet from current to long-term liabilities.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material impact on its results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on January 1,

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 and will be applied prospectively. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

In September 2006, the SEC (“SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust beginning retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in the current year.

In the fourth quarter of 2006, management conducted a voluntary review of its stock option grants from the Company’s inception through 2006. From this review, management noted the following accounting errors:

•	Certain stock option grants had measurement dates that differed from the recorded grant dates, primarily where the grantee began employment services shortly after the grant authorization date and therefore the correct measurement date would be the date of commencement of employment. Corillian identified 13 option grants that resulted in a measurement date that had a higher stock price than the recorded grant date and 24 option grants that resulted in a measurement date that had a stock price either equal to or lower than the recorded grant date. These grants were primarily issued from 2000 to 2003.

•	Management noted two option grants in 1999 to members of the Company’s board of directors who subsequently left the board to serve the Company on an advisory board as consultants. One of the individuals subsequently transitioned from the advisory board to a full-time employee of the Company. The Company did not appropriately account for the change in status from a non-employee director to a non-employee or from non-employee to employee.

•	Management noted one option grant in 1999 to a full-time consultant who served as a contractor for three months prior to becoming an employee. The Company did not appropriately account for this award as a non-employee award and did not account the change in status from non-employee to employee.

The errors noted above resulted in an understatement of stock-based compensation from 1999 through 2005. The Company noted no instances of fraud or intentional wrongdoing.

Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. The Company believes the impact of these stock-based compensation errors were immaterial to prior fiscal years under the rollover method. However, under SAB 108, which the Company adopted for the year ended December 31, 2006, the Company must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative stock option errors were material to 2006 financial statements and, therefore, we have recorded an adjustment to decrease our opening 2006 retained earnings balance in the amount of $955,000 and increased common stock by the same amount pursuant to the implementation guidance in SAB 108. There was no tax effect to these adjustments, primarily due to Corillian’s loss positions in the years impacted.

The impact on operations is comprised of the following amounts (in thousands):

	1999	2000	2001	2002	2003	2004	2005	Total

Measurement date	$25	$61	$60	$23	$72	$70	$(35)	$276
Non-employee and change in status	60	420	146	53	—	—	—	679

Total stock-based compensation expense	85	481	206	76	72	70	(35)	$955
Net (loss) income	$(10,096)	$(33,355)	$(49,301)	$(17,257)	$5,126	$10,480	$2,653

% of net (loss) income	0.8%	1.4%	0.4%	0.4%	1.4%	0.7%	1.3%

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Balance Sheet Components

Cash, cash equivalents and short-term investments

As of December 31, 2006 and 2005, cash, cash equivalents and short-term investments consist of the following:

	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents:
Cash and money market funds	$9,056	$10,744
Investments, original maturities less than 90 days	8,110	5,978

Total cash and cash equivalents	$17,166	$16,722
Available-for-sale investments:
Auction rate debt securities	$8,050	$8,800

Investments held as available-for-sale are auction rate debt securities. As of December 31, 2006, the auction rate debt securities have stated maturities through 2043 and have interest rates that reset periodically at established intervals within 90 days. At each auction reset, the Company has the option to hold its position, bid for a new interest rate or sell. The Company has classified all auction rate securities with an established interest reset period of less than one year as short-term investments. At December 31, 2006 and 2005, the fair values of the available-for-sale securities approximate cost.

There were no realized gains or losses on investments for the years ended December 31, 2006, 2005 and 2004. There were no restrictions on cash and cash equivalents or investments as of December 31, 2006 and 2005.

Property and Equipment, Net

Property and equipment, net, consisted of the following at December 31:

	2006	2005
	(In thousands)

Computer equipment and software	$15,392	$13,076
Furniture, fixtures and other equipment	2,568	2,758
Leasehold improvements	3,584	3,850

	21,544	19,684
Less accumulated depreciation and amortization	(17,459)	(16,136)

	$4,085	$3,548

Depreciation expense was $1.9 million, $1.5 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006 and 2004, the Company recognized impairment charges of $113,000 and $491,000, respectively, to write-off the remaining book value of long-lived assets that it abandoned and ceased to use. See Note 10.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2006	2005
	(In thousands)

Payroll and payroll-related expenses	$2,294	$2,337
Other accrued liabilities	1,285	1,252

	$3,579	$3,589

(4)  Income Taxes

Domestic and foreign pre-tax income is as follows for the year ended December 31:

	2006	2005	2004
	(In thousands)

Domestic	$(1,436)	$2,192	$9,942
Foreign	443	522	698

	$(993)	$2,714	$10,640

The Company provided current federal and state tax expense of $79,000, $61,000 and $160,000 for the years ended December 31, 2006, 2005 and 2004.

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	2006	2005	2004

Federal statutory rate	(34.0)%	34.0%	34.0%
Changes resulting from:
Net operating loss tax benefits (realized) not realized	20.5	(31.4)	(31.9)
Impact of FAS 123(R) stock-based compensation expense	18.2	—	—
Other	3.3	(0.4)	(0.6)

	8.0%	2.2%	1.5%

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and net operating loss carryforwards which give rise to the significant portions of deferred tax assets and liabilities are as follow at December 31:

	2006	2005
	(In thousands)

Deferred tax assets:
Research and experimentation credit carryforwards	$3,778	$3,503
Accrued expenses and allowances	657	765
Deferred compensation	72	101
Domestic net operating loss carryforwards	25,035	23,900
Foreign net operating loss carryforwards	2,390	2,479
Goodwill and intangibles	1,023	1,161
Depreciable assets	1,140	1,074
Alternative minimum tax credit carryforwards	317	254
Impairment charges	146	—
Deferred revenue	498	—
Stock-based compensation	666	—

Total gross deferred tax asset	35,722	33,237
Less valuation allowance	(34,782)	(31,722)

Total deferred tax assets	940	1,515
Deferred tax liabilities:
Intangibles	897	1,485
Prepaid expenses	43	30

Total gross deferred tax liabilities	940	1,515

Net deferred tax assets	$—	$—

The Company’s deferred tax assets as of December 31, 2006 and December 31, 2005 have been reduced to reflect the adoption of FAS 123(R). Post adoption of FAS 123(R), net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets; if and when such net operating loss carryforwards are utilized, stockholders’ equity will be increased. For presentation purposes we are also electing to exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Deferred tax assets related to net operating losses and tax credit carryforwards have been reduced by $2.5 million and $2.3 million as of December 31, 2006 and December 31, 2005, respectively. As the deferred tax assets created by equity compensation are fully offset with valuation allowances, there were no changes to our deferred tax provision for any years presented.

The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to goodwill is approximately $9.4 million.

The net change in the total valuation allowance was an increase of approximately $3.1 million for the year ended December 31, 2006 and an increase of approximately $5.9 million for the year ended December 31, 2005. The increase in the valuation allowance in 2006 was primarily due to an increase in temporary tax differences, net of the utilization of federal and state net operating losses. The increase in the valuation allowance in 2005 was primarily due to the non-taxable stock acquisition of InteliData Technologies in 2005 as the company recorded a valuation allowance on the acquired net operating loss carryforwards.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $72.2 million and foreign net operating loss carryforwards of $11.9 million to offset against future taxable income.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company had alternative minimum tax credits of approximately $317,000 and federal and state research and experimentation credits of $4.1 million. These carryforwards expire between 2007 and 2026.

Utilization of a portion of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.

(5)  Net (Loss) Income per Share

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2006	2005	2004

Net (loss) income(1)	$(1,072)	$2,653	$10,480
Shares for basic net income per share:
Weighted-average common shares	44,938	41,039	37,727
Effect of dilutive securities:
Stock options and employee stock purchase plan	—	1,107	2,747

Shares for diluted net income per share	44,938	42,146	40,474
Net (loss) income per share — basic	$(0.02)	$0.06	$0.28
Net(loss) income per share — diluted	$(0.02)	$0.06	$0.26

(1)	Net income (loss) for the year ended December 31, 2006 included stock-based compensation expense under FAS 123(R) of approximately $2.3 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123 for the years ended December 31, 2005 and 2004 because the Company did not adopt the recognition provisions of FAS 123. See Note 6 for additional information.

Options to purchase employee stock options, including estimated options to purchase shares under the ESPP, of approximately 6.7 million, 2.2 million and 1.2 million shares for the years ended December 31, 2006, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(6)  Employee Stock Benefit Plans

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (“the ESPP”) that became effective upon completion of the Company’s initial public offering on April 12, 2000. In 2006, 2005 and 2004 the Company issued 234,084, 393,460 and 507,628 shares, respectively, under the ESPP. As of December 31, 2006, 2.1 million shares were authorized for grant and 99,000 shares were available for issuance under the ESPP. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding year, and (3) a lesser amount determined by the Board of Directors. In January 2007, an additional 333,333 shares of common stock became available for issuance under the ESPP pursuant to the evergreen formula.

Offering periods commence on February 1 and August 1 each year and have a 24-month duration. Each offering period consists of four consecutive purchase periods of six month durations. Participants purchase common stock on the last day of each purchase period. The purchase price is the lesser of 85% of the fair market value of the common stock on the first day of an offering period or 85% of the fair market value of the common stock on the purchase date. If the fair market value of the Company’s common stock on any purchase date of an offering period is

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than the fair market value of the Company’s common stock on the first day of the offering period, then every participant shall automatically (a) be withdrawn from the offering period at the close of the purchase date after the acquisition of the shares of the Company’s common stock for the purchase period and (b) be enrolled in the offering period commencing on the first business date subsequent to the purchase period.

As a result of the execution of the definitive agreement to be acquired by CheckFree Corporation, as discussed in Note 13, the Company suspended the 2000 Employee Stock Purchase Plan on February 13, 2006.

1997, 2000 and 2003 Stock Option Plans

Stock Option Program Description

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are discretionary.

In 1997, the Company’s Board of Directors approved and adopted a Stock Option Plan (“the 1997 Plan”). Options granted pursuant to the 1997 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. In March 2000, the Board of Directors approved an amendment that capped the 1997 Plan at 3,453,193 shares, which was the number of shares subject to options at that time. Shares under the 1997 Plan generally vest in yearly installments over a period of three or four years following the date of grant. Options under the 1997 Plan generally expire five years from the date of grant, and generally expire three months after termination of employment with the Company.

In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (“the 2000 Plan”). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with the Company. The options generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of December 31, 2006, 8.4 million shares were authorized for grant and 1.2 million shares remained available for issuance under the 2000 Plan. The 2000 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of the Company as of the end of the immediately preceding year on a fully-diluted basis; plus any shares subject to outstanding awards under the Company’s 1997 Plan as of the effective date of the 2000 Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. In January 2007, an additional 400,000 shares of common stock became available for grant under the 2000 Plan pursuant to the evergreen formula.

In May 2003, the Company’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (“the 2003 Plan”) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by the Company’s shareholders. The Company may not grant stock options under this plan to any existing directors or officers. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant or three months after termination of employment with the Company. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of December 31, 2006, approximately 278,000 shares remained available for issuance under the 2003 Plan.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Option Information

A summary of option activity under the Company’s stock option plans are as follows:

		Exercise
	Number of	Price per
	Shares	Share

Outstanding at December 31, 2003	6,602,248	$3.51
Granted	565,999	4.93
Exercised	(1,009,226)	1.95
Canceled/forfeited/expired	(763,516)	3.11

Outstanding at December 31, 2004	5,395,505	4.01
Granted	1,856,250	3.09
Exercised	(333,958)	1.41
Canceled/forfeited/expired	(542,468)	3.42

Outstanding at December 31, 2005	6,375,329	3.94
Granted	606,500	3.30
Exercised	(168,998)	1.17
Canceled/forfeited/expired	(380,204)	4.54

Outstanding at December 31, 2006	6,432,627	$3.95

The total pretax intrinsic value of options exercised in 2006, 2005 and 2004 was approximately $364,000, $679,000 and $2.5 million, respectively. Upon the exercise of stock options, the Company issues new shares of common stock from its authorized shares. Net cash proceeds from the exercise of stock options and purchases under the ESPP were approximately $792,000, $1.1 million and $2.5 million in 2006, 2005 and 2004, respectively.

The following table summarizes significant ranges of outstanding and exercisable options under the Company’s stock option plans as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Range of Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value

$0.68-$2.71	971,745	6.25	$1.09	$2,604,277	811,872	$1.07	$2,192,054
$2.75-$2.87	918,583	7.14	2.85	$845,096	562,396	2.85	$517,404
$2.88-$3.00	1,507,375	7.38	2.97	$1,205,900	922,251	2.99	$719,356
$3.01-$3.32	695,042	8.26	3.18	$410,075	258,484	3.18	$152,506
$3.33-$3.77	842,168	6.84	3.55	$185,277	404,722	3.63	$56,661
$3.78-$6.08	916,922	7.12	5.34	—	814,082	5.46	—
$6.40-$19.50	580,792	3.83	12.30	—	580,790	12.30	—

Total	6,432,627	6.84	$3.95	$5,250,625	4,354,597	$4.39	$3,637,981

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.77 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was approximately $3.0 million shares.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information under FAS 123(R)

The following table summarizes stock-based compensation expense under FAS 123(R) for the year ended December 31, 2006, which was allocated as follows (in thousands):

Cost of revenues	$469
Sales and marketing	447
Research and development	479
General and administrative	871

Total stock-based compensation expense	$2,266

As of December 31, 2006, approximately $40,000 of stock-based compensation expense was capitalized as deferred project costs and is included in other assets. There was no stock-based compensation expense recognized for the years ended December 31, 2005 and 2004.

The following table presents the impact of the Company’s adoption of FAS 123(R) on selected line items from the Consolidated Financial Statements for the year ended December 31, 2006 (in thousands, except per-share amounts):

	As Reported	If Reported
	Following FAS 123(R)	Following APB 25

(Loss) income from operations	$(2,117)	$149
Net (loss) income	$(1,072)	$1,194
Basic and diluted net (loss) income per share	$(0.02)	$0.03

The following table illustrates the effect on net income if the fair-value-based method in accordance with FAS 123 had been applied to all outstanding and unvested awards for the years ended December 31, 2005 and 2004 (in thousands, except per-share amounts):

	December 31,
	2005	2004

Net income, as reported	$2,653	$10,480
Deduct: Stock-based compensation expense determined under fair value value based method for all awards	(4,138)	(2,980)

Pro forma net (loss) income	$(1,485)	$7,500

Basic net income per share — as reported	$0.06	$0.28
Basic net (loss) income per share — pro forma	$(0.04)	$0.20
Diluted net income per share — as reported	$0.06	$0.26
Diluted net (loss) income per share — pro forma	$(0.04)	$0.19

Stock-based compensation expense in the table above and for the year ended December 31, 2006 does not include any tax benefit associated with stock-based compensation due to the Company’s overall tax position and the uncertainty surrounding the realizability of its deferred tax assets. As of December 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $3.4 million which is expected to be recognized over the next 15 months on a weighted-average basis.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of employee stock options was estimated using the following weighted average assumptions and fair values:

	Year Ended December 31,
	2006	2005	2004

Weighted average fair value of grants	$2.08	$1.86	$3.06
Expected volatility	74%	79%	84%
Risk-free interest rate	4.8%	4.1%	3.4%
Expected dividends	0%	0%	0%
Expected life (in years)	4.8	4.0	3.9

The fair value of employee stock options granted under the ESPP was estimated using the following assumptions and fair values:

	Year Ended December 31,
	2006	2005	2004

Weighted average fair value of grants	$0.96	$1.25	$2.29
Expected volatility	35%-47%	46%-75%	66%-106%
Risk-free interest rate	5.0%-5.2%	3.5%-3.9%	0.99%-2.64%
Expected dividends	0%	0%	0%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0

The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon federal treasury instrument rates equal to the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience of exercises and cancellations. The historical experience of exercises and cancellations were weighted against the estimated life of outstanding options at December 31, 2006 using the simplified approach as allowed under SAB 107. Prior to 2006, the expected life and expected volatility of stock options were based upon historical data.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under FAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Accuracy of Fair Value Estimates

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with FAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Commitments and Contingencies

401(k) Plan

The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer their compensation on a pre-tax basis, subject to annual maximum limits on contributions set forth by the Internal Revenue Service. The Company’s contributions are equal to 50% of a participant’s contribution, up to a maximum of 6% of each participant’s annual compensation. Under this plan, the Company made contributions of approximately $638,000, $502,000 and $348,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Lease Obligations

Gross amounts of property and equipment and related accumulated depreciation recorded under capital leases are as follows (in thousands):

	Year Ended December 31,
	2006	2005

Computer and other equipment	$34	$34
Less accumulated depreciation	(34)	(34)

	$—	$—

The Company also has non-cancelable operating leases, which expire over the next five years. These lease agreements generally contain scheduled rent increases or escalations. Rental expense under operating leases are recognized on a straight-line basis over the lease term and were $3.1 million, $2.7 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under these operating leases as of December 31, 2006 are as follows (in thousands):

Year ending December 31:
2007	$2,784
2008	2,589
2009	2,615
2010	1,969
2011 and thereafter	218

Total minimum lease payments	$10,175

The Company’s operating leases expire at various dates through May 2012. The future minimum lease obligations do not include $641,000 of expected receipts from subleases through September 2010. The Company has no remaining capital lease obligations as of December 31, 2006.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company had long-term contracts with minimum commitments with six vendors that provide various services. These contracts include minimum annual commitments as follows (in thousands):

Year ending December 31:
2007	$771
2008	658
2009	255
2010	2
2011	—

Total vendor commitments	$1,686

Payments made under these contracts amounted to approximately $1.5 million, $958,000 and $595,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Environmental liability

In connection with the acquisition of InteliData Technologies Corporation (“InteliData”) in August 2005, the Company assumed an environmental clean-up liability associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the property and the building. In connection with the sale, InteliData agreed to undertake limited remediation of the property in accordance with applicable state and federal law. The property is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the property. The remediation plan agreed to with the purchaser allowed InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData obtained environmental insurance, which is now retained by the Company, to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of December 31, 2006, the $600,000 deductible had been exhausted. The amounts recorded as estimated undiscounted future liabilities and receivables due from the Company’s insurance provider are as follows at December 31:

	2006	2005
	(In thousands)

Receivable due from insurance provider, current	$852	$589
Receivable due from insurance provider, long-term	197	283

Total receivables due from insurance provider	$1,049	$872

Estimated undiscounted future liability, current	$441	$280
Estimated undiscounted future liability, long-term	226	292

Total estimated undiscounted future liability	$667	$572

The Company considers the collection of these insurance recoveries to be probable. The Company recorded these amounts in accordance with SOP 96-1, Environmental Remediation Liabilities, and as part of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative clean-up methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is uncertain.

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Line of credit

In November 2000, the Company obtained a $5.0 million equipment line of credit with a financial institution. The Company paid off the remaining balance outstanding under the amended line of credit in February 2005.

In March 2005, the Company entered into a new one-year revolving line of credit facility with another financial institution that allows the Company to borrow up to $4.0 million to assist with working capital needs. The interest rate under this line of credit is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 2%. The Company must comply with affirmative covenants that require it to maintain a specified tangible net worth value, quick ratio, liabilities to tangible net worth ratio and certain levels of net income.

In May 2006, the Company extended the terms of this line of credit through June 1, 2007 and amended its quick ratio and net income requirement covenants. Under the amendment, the quick ratio covenant was amended to 1.35 to 1.0 from 1.40 to 1.0. The net income covenant was amended to require the Company to have positive net income on a semi-annual basis beginning with the semi-annual period ending December 31, 2006, as well as have positive net income on a quarterly basis beginning for the quarter ended December 31, 2006. Under the original line of credit agreement, the net income covenant required the Company to have positive net income on an annual basis and three out of four quarters each year. As of December 31, 2006, the Company had not drawn amounts from this line of credit.

Indemnification

The Company’s product license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. To date, claims under such indemnification provisions have not been significant.

(8)  Acquisitions

InteliData Acquisition

On August 18, 2005, the Company acquired InteliData Technologies Corporation (InteliData). InteliData’s products provide financial institutions with the real-time financial processing infrastructure needed to provide their customers with payment and presentment services and online banking via the internet and other online delivery channels. InteliData’s customers included banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The acquisition was an investment aimed at expanding the Company’s product offering, customer base and driving revenue growth which supports the premium paid over the fair market value of individual assets. InteliData has subsequently been renamed Corillian Payment Solutions, Inc.

The Company acquired all of InteliData’s outstanding common stock for $4.3 million in cash and 4,916,430 shares of the Company’s common stock plus merger related costs of $0.2 million. The 4,916,430 shares issued were valued at $3.38 per share, or $16.6 million in the aggregate, based on the average closing price of the Company’s stock on the announcement date and the two-day trading period before and after the announcement of the signing of a material agreement, which was March 31, 2005. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a third party valuation of intangible assets and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes.

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

At the acquisition date, InteliData did not have any in-process research and development as InteliData was in between major product development cycles. Accordingly, the Company did not recognize any expense for in-process research and development in its results of operations for the year ended December 31, 2005.

The following table presents the details of the intangible assets purchased in the InteliData acquisition as of December 31, 2006 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(In years)	Value	Amortization	Net

Developed Technology	3	$2,300	$(1,049)	$1,251
Bank Customer Relationships	6	900	(205)	695

		$3,200	$(1,254)	$1,946

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the years ended December 31, 2006 and 2005 for intangible assets purchased in the InteliData acquisition has been recorded in the Consolidated Statement of Operations as follows (in thousands):

	2006	2005

Cost of revenues	$767	$282
Sales and marketing	150	55

Total	$917	$337

The estimated amortization expense of intangible assets purchased in the InteliData acquisition in future years will be recorded in the Consolidated Statements of Operations as follows:

Fiscal Year	Amount
(In thousands)

2007	$917
2008	634
2009	150
2010	150
2011	95

Total	$1,946

The Consolidated Statements of Operations include the results of operations of InteliData since August 18, 2005.

qbt Systems, Inc.

On August 8, 2005, the Company acquired qbt Systems, Inc. (qbt), a provider of integration solutions, electronic funds transfer networks and core data processors. qbt’s MultiPoint product is an integration platform that allows financial institutions to integrate their delivery channels and account processing systems in one seamless network environment. qbt’s technology provides a combination of flexibility, reliability, throughput and security. The acquisition was aimed at expanding the Company’s product offering, increasing revenue growth, and allows for a more seamless, real-time integration to the many different systems in the industry today. These factors, among others, support the premium paid over the fair market value of individual assets.

The Company acquired all of qbt’s outstanding common stock for $3.2 million in cash and 649,785 shares of the Company’s common stock, of which 6,388 shares remain issuable as of December 31, 2005, plus merger related costs and assumed liabilities of $0.2 million. Total shares issuable of 649,785 were valued at $3.20 per share, based on the Company’s closing stock price on the consummation date, amounting to an aggregate value of $2.1 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, a third party valuation of intangible assets and a detailed review of the opening balance sheet to determine other adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes.

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

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Cash and cash equivalents	$141
Accounts receivable	59
Employee and other receivable	240
Unbilled accounts receivable	73
Property, plant, and equipment	21
Intangible assets	1,300
Goodwill(1)	5,007
Other assets	2
Accounts payable and accrued liabilities	(1,080)
Note Payable	(100)
Deferred revenue(2)	(100)
Long-term note payable	(175)

Total purchase price	$5,388

(1)	$640,000 of goodwill is expected to be deductible for tax purposes.

(2)	The fair value of deferred revenue represents an amount equivalent to the estimated cost to fulfill the maintenance obligations assumed plus an appropriate profit margin.

At the acquisition date, qbt did not have any in-process research and development as qbt was in between major product development cycles. Accordingly, the Company did not recognize any expense for in-process research and development in its results of operations for the year ended December 31, 2005.

The following table presents the details of the intangible assets purchased in the qbt acquisition as of December 31, 2006 (in thousands):

	Useful Life	Estimated Fair	Accumulated
	(In Years)	Value	Amortization	Net

Developed Technology	2	$900	$(628)	$272
Backlog	1	300	(300)	—
Customer Relationships	4	100	(35)	65

		$1,300	$(963)	$337

Amortization expense for the years ended December 31, 2006 and 2005 for intangible assets purchased in the qbt acquisition has been recorded in the Consolidated Statement of Operations as follows (in thousands):

	2006	2005

Cost of revenues	$631	$297
Sales and marketing	25	10

Total	$656	$307

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense of intangible assets purchased in the qbt acquisition in future years will be recorded in the Consolidated Statements of Operations as follows:

Fiscal Year	Amount
(In thousands)

2007	$296
2008	25
2009	16

Total	$337

The Consolidated Statements of Operations include the results of operations of qbt since August 8, 2005.

Prior to the acquisition, the Company and qbt executed a Proof of Concept whereby the Company could sub-license and install a qbt MultiPoint adapter at any two of the Company’s customers. As of the consummation date, the Company had installed one adapter for a customer and all amounts owed related to the implementation were paid in full in accordance with the terms of the agreement. There was no settlement gain or loss associated with this agreement.

(9)  Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (“FAS 131”) establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under FAS 131, is its chief executive officer. The Company operates in a single segment.

Geographic Information

Results of operations are derived from United States operations and all assets reside in the United States. The Company pursues international sales primarily through resellers and selective direct sales efforts. Geographic information for 2006, 2005, and 2004 are presented below.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues from:
United States	$57,759	$47,408	$49,742
All foreign countries	3,199	1,812	1,052

	$60,958	$49,220	$50,794

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers

Revenues from the Company’s major customers, accounting for more than 10% of consolidated revenues in a particular year, are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Customer A	$8,111	$—	$—
Customer B	—	5,056	9,739
Customer C	—	—	5,160

Revenues

The Company’s chief decision-maker monitors the revenue streams of licenses and various services. There are many shared expenses generated by the various revenue streams. Because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management has not historically made such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the accompanying financial statements.

Revenues derived from the Company’s licenses and services are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

License and professional services	$39,517	$32,781	$35,803
Post-contractual support	17,762	13,089	11,352
Hosting	3,679	3,350	3,639

	$60,958	$49,220	$50,794

(10)  Impairment Charges

In 2006, the Company subleased a portion of the office space at its corporate headquarters in Hillsboro, Oregon through the current term of its lease on September 30, 2010. In accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognized an impairment charge of $113,000 to write-off the remaining book value of long-lived assets in the space the Company abandoned and ceased to use. Additionally, the fair value of the remaining lease payments at the cease-use date for the portion of the area subleased was greater than the estimated sublease rentals to be received. The Company recorded an additional impairment of $283,000 associated with this rent shortfall. There were no amounts paid related to these charges in 2006. As of December 31, 2006, approximately $25,000 remained in accounts payable, $87,000 remained in other current liabilities and $171,000 remained in other long-term liabilities that related to the rent shortfall impairment.

In 2004, the Company assigned a portion of its lease at it headquarters. In accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $491,000 to write-off the remaining book value of long-lived assets in the space the Company abandoned and ceased to use. Under the agreement, the amount of the rent payments assigned equaled the proportion of the area assigned.

(11)  Related Party Transactions

In January 2001, the Company extended a $300,000 short-term loan to Alex P. Hart to assist him in purchasing a house in Portland, Oregon while he was in the process of selling his house in Bellevue, Washington and relocating

CORILLIAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Portland to serve as the Company’s President. Mr. Hart is currently the Company’s Chief Executive Officer. The loan was interest-free through February 2004 and is secured by all assets of Mr. Hart. Beginning in March 2004 the loan began accruing interest at four percent. As of December 31, 2006, Mr. Hart has paid $255,000 of the principal amount of the note, and $45,000 of the principal amount remains outstanding. The outstanding principal balance is included in other receivables on the Company’s Consolidated Balance Sheet at December 31, 2006.

(12)  Quarterly Financial Information — Unaudited

A summary of quarterly financial information follows (in thousands, except per share data):

	Quarter Ended 2006
	March 31	June 30	September 30	December 31

Total Revenues	$14,273	$14,625	$15,567	$16,493
Gross Profit	7,306	6,001	8,246	9,122
(Loss) income from operations	(1,219)	(1,743)	310	535	(1)
Net (loss) income	(971)	(1,470)	590	779
Basic net (loss) income per share	(0.02)	(0.03)	0.01	0.02
Diluted net (loss) income per share	(0.02)	(0.03)	0.01	0.02

	Quarter Ended 2005
	March 31	June 30	September 30	December 31

Total Revenues	$11,236	$12,287	$11,937	$13,760
Gross Profit	6,877	8,136	6,626	7,285
Income (loss) from operations	572	1,868	(308)	(276)
Net income (loss)	654	2,098	(60)	(39)
Basic net income (loss) per share	0.02	0.05	(0.00)	(0.00)
Diluted net income (loss) per share	0.02	0.05	(0.00)	(0.00)

(1)	The Company recorded an impairment charge of approximately $396 during the quarter ended December 31, 2006.

The four quarters for net income (loss) per share may not add for the year because of the different number of shares outstanding during the year.

(13)  Subsequent Event

On February 13, 2004, the Company entered into a definitive agreement to be acquired by CheckFree Corporation (“CheckFree”), a publicly traded company (Nasdaq: CKFR) based in Norcross, Georgia, that provides electronic billing and payment and online transaction services to banks, billers and consumers. Under the terms of the agreement, CheckFree will acquire all of the outstanding shares of the Company at a price of $5.15 per share, for a total purchase price of approximately $245 million on a fully diluted basis. Under specified circumstances the Company may be required to pay a termination fee of $5,500,000, depending upon the reason for termination, to CheckFree in connection with a termination of the merger agreement. The proposed acquisition is subject to regulatory review, the Company’s shareholder approval, and other customary closing conditions, and is expected to close on or about June 1, 2007.

CheckFree designs, develops and markets services that enable consumers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. CheckFree is our primary partner for remittance processing and was a developer with Intuit and Microsoft of the Open Financial Exchange data standard. We have developed a number of Voyager interfaces to CheckFree systems and resell a bill payment service provided by CheckFree called CheckFree Web.