Form 10-K/A
period 2006-12-31
CORILLIAN CORP
filed 2007-04-30
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 0-29291
Corillian Corporation
(Exact name of registrant as specified in its charter)

Oregon	91-1795219

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 NW John Olsen Place Hillsboro, Oregon	97124

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (503) 629-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, no par value	The NASDAQ Stock Market LLC
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Ruble 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $131,186,154 as of the last business day of the most recently completed second fiscal quarter (June 30, 2006), based upon the closing price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially held more than 5% of the outstanding Common Stock and was deemed to be an affiliate have been excluded. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of the registrant’s common stock outstanding as of February 28, 2007 was 45,285,245.

Explanatory Note
     This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) on March 16, 2007 is being filed to incorporate additional disclosure in Part III. This Form 10-K/A (Amendment No. 1) amends and restates Items 10, 11, 12, 13, 14 of Part III and Item 15of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in each case only as set forth herein, and no other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is amended hereby. This Form 10-K/A (Amendment No. 1) does not reflect events occurring after March 16, 2007, nor does it modify or update disclosures included, except in Part III, Items 10, 11, 12, 13, and 14 and Part IV, Item 15.
ii

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The following table lists the names and ages of our directors, and indicates when each director joined our Board of Directors. Each director was elected at an annual meeting of shareholders for a term that will continue until our annual meeting of shareholders to be held in the year indicated below or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal. There are no arrangements or understandings pursuant to which any person has been appointed as a director of Corillian.

Name	Age	Director Since
Class 1 Director (Term to expire in 2007)

Alex P. Hart	44	2001

Class 2 Directors (Terms to expire in 2008)

Tyree B. Miller	53	2005

James R. Stojak	60	2004

Class 3 Directors (Terms to expire in 2009)

Eric Dunn	49	2001

Jay N. Whipple, III	50	1997
Mr. Hart is the only director who is also an employee of Corillian. He does not participate in any meeting at which his compensation is evaluated or approved. All members of the Compensation, Audit and Nominating and Corporate Governance Committees are non-employee directors. There are no family relationships among any of our directors and executive officers.
     Alex P. Hart, age 44, has served as President and a director of Corillian since January 2001 and as Chief Executive Officer since October 2002. Mr. Hart served as Executive Vice President of Corporate Development from April 2000 to January 2001. From January 1999 to April 2000, he was Vice President of Business Development for TransPoint, a joint venture among Microsoft, First Data Corporation and Citigroup.
     Tyree B. Miller, age 53, has served as director of Corillian since March 2005. Since September 2005, Mr. Miller has been a venture partner of Austin Ventures, a venture capital firm. Mr. Miller also serves as Chairman of the Board of Directors of Paymetric, Inc. and as a director of PreCash, Inc. Mr. Miller served as the President and Chief Executive Officer of the Global Treasury Services of BankOne Corporation until its merger with JP Morgan Chase & Co. in July 2004. Previous positions with Bank One Corporation included Chairman and Chief Executive Officer of Bank One, Texas NA. Mr. Miller previously served on the Board of Directors of Paymentech, Inc., the New York Clearing House, and Visa USA, Inc.
     James R. Stojak, age 60, has served as director of Corillian since September 2004. Since 2000, Mr. Stojak has been serving as an independent consultant to financial institutions and technology providers. Prior to his work as a consultant, Mr. Stojak served as an executive vice president of Citigroup, where he led Citigroup’s global consumer operations and technology divisions until his retirement in November 2001.
     Eric Dunn, age 49, has served as a director of Corillian since July 2001. Since November 2003, Mr. Dunn has been a Partner at Cardinal Venture Capital. From August 2000 to December 2003, Mr. Dunn was President and owner of Kingston Creek Ventures. Mr. Dunn serves on the Board of Directors of TIBCO Software, Inc., and several private companies.
     Jay N. Whipple, III, age 50, has served as a director of Corillian since November 1997. Since November 1997, Mr. Whipple has served as President of J.N. Whipple, Inc., a money management firm, and as Chairman of Osprey Partners, LLP, a software services company.

Executive Officers
     The following table sets forth certain information with respect to our executive officers as of March 12, 2007.

Name	Age	Title
Alex P. Hart (1)	44	Chief Executive Officer and President

Paul K. Wilde	56	Chief Financial Officer

Chris Brooks	39	Chief Technology Officer

Erich J. Litch	36	Executive Vice President of Sales and Marketing and Secretary

Andre Bouchard	45	Senior Vice President of Professional Services

Brian Kissel	47	Senior Vice President Corporate Strategy and Product Management

(1)	For information regarding Mr. Hart, see “Directors” above.
     Paul K. Wilde has served as Corillian’s Chief Financial Officer since October 2003. From May 2001 to October 2003, Mr. Wilde performed some business consulting and spent personal time off with his family. From May 2000 to May 2001, Mr. Wilde served as President and Chief Executive Officer of Spear Technologies, Inc., an enterprise software company, after serving as its Vice President and Chief Operating Officer from February 1999 to May 2000. Mr. Wilde holds a B.S. degree in Accounting from Brigham Young University.
     Chris Brooks has served as Corillian’s Chief Technology Officer since March 2001. Mr. Brooks served as Corillian’s Vice President of Engineering from June 2000 to March 2001, as Corillian’s Director of Platform Engineering from January 2000 to June 2000, and as Corillian’s Engineering Manager for Voyager from September 1999 to January 2000. Mr. Brooks holds Bachelor of Science degrees in both computer science and electrical engineering from Washington University in St. Louis, Missouri, and a master’s degree in electrical and computer engineering, with an emphasis on high-availability computing, from the University of California at Santa Barbara.
     Erich J. Litch has served as Corillian’s Executive Vice President of Sales and Marketing since December 2005 and as Corillian’s Secretary since December 2003. Mr. Litch served as Senior Vice President of Corporate Development from October 2002 to December 2005. Mr. Litch served as Corillian’s General Counsel from April 2000 to December 2005, Senior Vice President of Business and Legal Affairs from April 2002 to October 2002, and as Vice President of Business and Legal Affairs from April 2001 to April 2002. Mr. Litch was an associate at Perkins Coie LLP from April 1999 to April 2000 and an associate at O’Melveny & Myers LLP from October 1997 to April 1999. Mr. Litch holds a B.A. degree in History and Art History from University of California at Los Angeles and a J.D. degree from Loyola Law School in Los Angeles, California.
     Andre Bouchard has served as Corillian’s Senior Vice President of Professional Services since March 2004. Prior to joining Corillian, Mr. Bouchard was Senior Practice Director for the technology services practice of Oracle Consulting, a division of Oracle Corporation, from September 1999 to March 2004 and held various other positions at Oracle Corporation from August 1994 to September 1999. From November 1987 to August 1994, Mr. Bouchard was a Senior Consultant at DRT Systems International, a technology unit of Deloitte Consulting. Mr. Bouchard held consultant positions at CGI Group from February 1986 to November 1987 and Metropolitan Life Insurance from May 1983 to February 1986. Mr. Bouchard graduated with honors with a degree in computer science and technology from Algonquin College in Ottawa, Canada.
     Brian Kissel has served as Senior Vice President Corporate Strategy and Product Management of Corillian Corporation since April 2005. Prior to Corillian, from August 2002 to June 2004, Mr. Kissel managed early stage venture investments as a Kauffman Fellow at Blue Chip Venture Company, a venture capital firm, and, from October 1997 to July 2002, served as the CEO of Paraform, an industrial design and engineering software company acquired by Metris, NV. Prior to Paraform, from September 1996 to September 1997, Mr. Kissel was the Vice President of Marketing at Oblix, an identity-based security software company acquired by Oracle, and has held positions in corporate strategy at Bain & Co. and Raychem. Early in his career, Mr. Kissel served as a Division Officer in the US Navy Nuclear Submarine program. Mr. Kissel holds a B.S. degree in Mechanical Engineering from the US Naval Academy and an MBA from Stanford University.

     Each of our officers is elected to his position at the Board of Directors’ annual meeting each year. Each of our officers serves until the next annual meeting of our Board of Directors or until his resignation, retirement, removal or appointment of his successor. There are no arrangements or understandings pursuant to which any person has been appointed as an executive officer of Corillian.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and any persons who beneficially own more than 10 percent of our common stock to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”). Specific due dates for such reports have been established. Persons subject to the Section 16(a) reporting requirements are required to furnish us copies of all Section 16(a) reports they file with the SEC. To our knowledge, based solely on a review of copies of such reports furnished to it and representations that no other reports are required, all Section 16(a) filing requirements applicable to such reporting persons have been complied with during 2006 except the following: Mr. Bouchard inadvertently filed one late report on Form 4 to report one transaction.
Code of Ethics
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
Shareholder Nominations of Directors
     While the Nominating and Corporate Governance Committee does not consider nominees recommended by shareholders, shareholders can directly nominate directors for election by following the procedures set forth in our bylaws. Our bylaws require that shareholders give advance notice and furnish certain information to us in order to nominate a person for election as a director. Our shareholders can nominate candidates for election as directors by submitting a notice in writing to the Secretary of Corillian at 3400 NW John Olsen Place, Hillsboro, Oregon 97124. This notice must be received not less than 60 days’ or more than 90 days’ prior to the date of the annual meeting of shareholders. If we provide less than 70 days’ prior notice to shareholders of the date of the annual meeting of shareholders, notice by a shareholder nominating a director candidate must be received by us by the close of business on the seventh day following the day on which such notice of the date of the meeting was mailed.
     A shareholder’s written notice to nominate a director candidate must state for each person recommended as a director candidate: the candidate’s name, age, business and residence address, and his or her principal occupation or employment. The notice must also state as to the shareholder giving the notice: that person’s name and address as they appear on our books; a representation that he or she is entitled to vote at the annual meeting of shareholders; the number of shares of our common stock that he or she beneficially owns; and a representation that the shareholder intends to appear in person or by proxy at the meeting to make the nomination specified in the notice. In addition, the notice must include any other information relating to the shareholder that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. If a nomination is not made in accordance with these procedures, the nomination will be disregarded.
Audit Committee
     The Audit Committee currently consists of Mr. Miller, who joined in April 2006, Mr. Whipple and Mr. Dunn, each of whom is independent under Nasdaq rules and SEC regulations applicable to audit committee members. Mr. Barrett served on the Audit Committee in 2006 until his resignation from the Board of Directors. The Board of Directors has determined that Mr. Dunn is an “audit committee financial expert” as defined in SEC regulations. Mr. Dunn is chairperson of the Audit Committee.

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Pursuant to authority delegated by our Board of Directors, the Compensation Committee of our Board of Directors, or the Committee, develops our executive compensation philosophy and reviews and approves compensation for our executive officers, including our executive officers named in the compensation tables below.
Objective of Our Executive Compensation Programs
     The Committee believes that our total executive compensation programs should be related to corporate performance, which leads to increasing shareholder value. We have developed a total compensation strategy that ties a significant portion of executive compensation to the achievement of our business plan and objectives as established by our Board of Directors. The Committee designs our executive compensation programs primarily to:
•	Attract and retain talented executives;

•	Motivate executives to successfully implement business strategies to achieve long-term and near-term financial targets; and

•	Align executive performance with our strategic and tactical goals.
     Historically we have designed these programs to offer compensation that is competitive with compensation offered by companies of similar size and complexity.
How We Set Executive Compensation
     The Committee periodically reviews our Chief Executive Officer’s performance throughout the year, and establishes the compensation for our Chief Executive Officer. The Committee periodically reviews with the Chief Executive Officer the performance of the other named executive officers throughout the year, and reviews and approves compensation for the other named executive officers based on recommendations from our Chief Executive Officer.
Elements of Executive Compensation
     For 2006 our executive compensation programs included the following types of compensation for our executive officers named in the compensation tables below.
•	Base salary and benefits.

•	Annual cash bonus opportunity.

•	Stock incentive programs.
The portion of total compensation we intend each element to represent varies based on the executive’s position and level of responsibility, reflecting our beliefs that total compensation and the proportion of compensation tied to corporate and individual performance, and therefore at risk, should increase as position and responsibility increases. Each element of compensation, and the Committee’s decisions regarding each element, affect the Committee’s decisions regarding other elements. The Committee reviews a tally sheet that shows the value of current base salary and the potential value of current bonus awards, as well as the number of shares owned (based on the number shares of stock currently owned and the number of shares subject to outstanding in-the-money options) for each executive officer in connection with any decision regarding that executive’s compensation in order to maintain appropriate levels of compensation.
     All of our employees, including our named executive officers, are eligible to participate in our 2000 Stock Incentive Compensation Plan. Newly hired executive officers may also receive awards under our 2003 Nonqualified Stock Incentive Compensation Plan as an inducement to accepting employment with us. The Committee approves all option grants to named executive officers. We have historically used stock options as a form of long-term incentive compensation for our named executive officers to align their interests with those of our shareholders over the long term. The Committee did not make any option grants to our named executive officers in 2006 because it believes that option grants awarded in the past and currently held by our named executive officers provide sufficient incentive for this purpose.
Base Salary and Benefits
     We intend base salary of each named executive officer to recognize individual efforts and contributions. We target base salaries for the named executive officers initially by evaluating the responsibilities of the position and the experience of the individual, by reference to the competitive marketplace for corporate executives and, for named executive officers other than the Chief Executive Officer, taking into account the Chief Executive Officer’s recommendations. The Committee, when appropriate, also considers non-financial performance measures that focus attention on improvement in management processes. For 2006 the Committee did not increase salaries for our named executive officers.
     Our named executive officers generally receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried employees. This includes a range of health benefits, as well as coverage for life insurance. Our named executive officers also participate in our 401(k) plan. We generally offer perquisites only as needed to recruit and retain key executive talent.
Annual Cash Bonus
     Our executive officers participate in a discretionary executive bonus plan, which is a cash incentive compensation plan that provides an opportunity for executive officers, including the Chief Executive Officer, to earn semi-annual bonuses at the Committee’s discretion. In the first half of each fiscal year, the Committee approves performance objective thresholds for company performance based on achievement of our business plan and objectives approved by the Board of Directors, with interim goals that are measured on a semi-annual basis. Mid-year bonus target amounts for mid-year performance represent approximately 25% of the annual target amount. The Committee also approves annual performance objectives, with interim goals, for each executive officer based on performance goals tailored to each executive officer’s role. For named executive officers other than the Chief Executive Officer, the Committee establishes these individual performance objectives based on the Chief Executive Officer’s recommendations.
     Bonuses under the executive bonus plan are calculated as a percentage of base salary. The bonus amount paid will generally be based on percentage achievement of the company and individual performance objectives approved by the Committee. If the minimum company performance objectives under the executive bonus plan for company performance are not met, the named executive officers will generally not receive a payment for this portion of the bonus. If actual company performance exceeds the company performance objectives, the executive officers may receive up to 200% of the target amount applicable to this portion of the bonus. The remaining portion of the bonus for each executive officer is paid as a percentage of the executive officer’s target amount based on the executive officer’s percentage achievement of the individual performance objectives applicable to the executive officer. We generally pay mid-year bonuses in the third quarter, and annual bonuses during the first quarter of the following year.

     The Committee established target bonus amounts for 2006 as a percentage of base salary, and the distribution between company and individual performance goals, for each of our named executive officers as follows:

	2006 Target Bonus	Based on Company Performance	Based on Individual Performance Goals
Alex P. Hart Chief Executive Officer and President	60%	50%	50%

Paul K. Wilde Chief Financial Officer	35%	50%	50%

Erich J. Litch Executive Vice President of Sales and Marketing and Secretary	105%	25%	75%

Chris Brooks Chief Technology Officer	35%	25%	75%

Brian Kissel Senior Vice President of Corporate Strategy and Product Management	35%	25%	75%
     The Committee established 2006 company performance goals for our executive bonus plan for the named executive officers for both the first and second halves of 2006 based on three types of company performance: revenue, non-GAAP operating income and value of new contracts. Non-GAAP operating income is calculated by deducting from operating income: amortization of acquisition-related intangibles; employee related stock-based compensation; taxes; other income; and impairment charges. Company performance must achieve the target level of performance set by the Committee under all three of these company performance goals in order for the executive officers to receive any bonus payment with respect to the company performance portion of the target bonus amount. For the first half of 2006, the Committee set the performance goal based on revenue at approximately $30.0 million for the first half of 2006 and at approximately $33.4 million for the second half of 2006. The Committee also established a number of individual performance goals for the first and second halves of 2006 for each named executive officer based on the executive officer’s role. We expected all the company performance goals to be difficult for us to achieve, and that the named executive officers were not likely to achieve these goals.
     We achieved 96%, -107% and 99%, respectively, of the target company performance goals for the first half of 2006 based on revenue, non-GAAP operating income and value of new contracts, respectively. Based on this performance, we did not pay bonuses to the named executive officers with respect to company performance for the first half of 2006. However, the named executive officers achieved a portion of their individual performance goals, and the Committee determined to pay this portion of their bonuses for the first half of 2006 as a percentage of the target amount at 95% for our Chief Executive Officer and Chief Technology Officer, at 75% for our Chief Financial Officer and at 100% for our other two named executive officers.
     We achieved 96%, 84% and 101%, respectively, of the target company performance goals for the second half of 2006 based on revenue, non-GAAP operating income and value of new contracts, respectively. Because company performance for the second half of 2006 almost met the target performance goal for revenue and non-GAAP operating income and exceeded the target performance goal for value of new contracts, the Committee determined to pay to the named executive officers the bonus for performance in the second half of 2006 at 50% of the target amount. In addition, the named executive officers achieved a portion of the performance goals set for their individual performance, and the Committee determined to pay this portion of their bonuses for the second half of 2006 as a percentage of the target amount at 129.4% for our Chief Executive Officer, at 90% for our Chief Financial Officer, at 100% for each of our Executive Vice President of Sales and Marketing and our Senior Vice President of Corporate Strategy and Product Management, and at 80% for our Chief Technology Officer.
     Together, total bonus payments for 2006 performance under the executive bonus plan for the named executive officers as a percentage of the annual target amount for each of the named executive officers represent approximately 79% for our Chief Executive Officer, 59% for our Chief Financial Officer, 84% for our Executive Vice President of Sales and Marketing, 67% for our Chief Technology Officer; and 78% for our Senior Vice President of Corporate Strategy and Product Management.

Severance Agreements
     In addition to the other elements of compensation discussed above, we have entered into severance agreements with our named executive officers, pursuant to which our executive officers will receive severance benefits if their employment with us terminates as a result of an involuntary termination within 90 days before the earlier of a change of control and announcement of a change of control or one year after the later of a change of control and announcement of a change of control. In addition, our named executive officers will receive severance benefits if their employment with us terminates as a result of an involuntary termination other than for cause earlier than 90 days before a change of control. We entered into these agreements in some instances as part of our negotiations with the executive at the time of hire and agreed to these benefits as an inducement to the executive to accept employment with us. For the other executives, we entered into these agreements, with respect to severance other than in the event of a change of control, to avoid any disputes that otherwise arise out of the termination of their employment relationship and, with respect to severance following a change of control, to induce these executives to remain employed and focused on the best interests of our shareholders in the event of a change of control. The severance benefits are described under the heading “Potential Payments on Termination or Change of Control” below.
2006 SUMMARY COMPENSATION
     The following table sets forth information regarding compensation for each of our named executive officers for 2006. All numbers are rounded to the nearest dollar.

				Non-Equity
			Option	Incentive Plan	All Other
	Salary		Awards	Compensation	Compensation	Total
Name	($)	Bonus	($)(1)	($)	($)(2)	($)
Alex P. Hart Chief Executive Officer and President	$280,000	$31,500	$404,511	$101,243	0	$817,254

Paul K. Wilde Chief Financial Officer	200,000	$13,125	86,776	28,125	6,056	334,082

Erich J. Litch Executive Vice President of Sales and Marketing and Secretary	190,000	$18,750	173,866	150,000	7,500	540,116

Chris Brooks Chief Technology Officer	200,000	$6,563	126,529	40,050	5,678	378,820

Brian Kissel Senior Vice President of Corporate Strategy and Product Management	199,992	$6,563	155,841	48,375	3,750	414,521

(1)	No option awards were granted to our named executive officers in fiscal 2006. The dollar values included in the option awards column represent the aggregate dollar amounts recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R), for awards granted prior to 2006. The valuation assumptions for our stock options granted to our named executive officers are described under Valuation and Expense Information under FAS 123(R) in Note 6 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Consists of matching 401(k) contributions.

2006 GRANTS OF PLAN BASED AWARDS
     The following table provides information regarding grants of plan-based awards for each of our named executive officers for 2006.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards (1)
	Threshold	Target	Maximum
Name	($)	($)	($)
Alex P. Hart	$0	$168,000	$252,000

Paul K. Wilde	0	70,000	105,000

Erich J. Litch	0	200,000	250,000

Chris Brooks	0	70,000	87,500

Brian Kissel	0	69,997	87,497

(1)	All awards are cash bonus awards under our executive bonus plan for 2006, which does not provide for a threshold amount.
Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table
     The following narrative discusses the material information necessary to understand the information in the tables above. We have no employment agreements in place with any of our named executive officers, other than the severance and change of control arrangement described under the heading “Potential Payments Upon Termination or Change of Control” below. Our named executive officers are generally compensated pursuant to oral, informal compensation arrangements. Unless otherwise noted, all amounts stated under the non-equity incentive plan column in the Summary Compensation Table and Grants of Plan-Based Awards Table generally consist of amounts paid under our executive bonus plan for 2006. Amounts included under the Bonus column of the Summary Compensation Table represent the portion of the possible target bonus amount under our executive bonus plan for 2006 that we determined to pay even though the applicable company performance target was not met.
     The compensation expense reflected in the “Option Awards” column of the Summary Compensation Table relates to options granted under the 2000 Stock Incentive Compensation Plan, which was adopted by our Board of Directors in March 2000. Options granted to our named executive officers under the 2000 Stock Incentive Plan are nonqualified stock options and generally vest 25% one year from the date of grant and then ratably over the following 12 quarters. The options expire on the earlier of ten years from the date of grant or three months after termination of employment with us.
     The following table sets forth the percentage of each named executive’s total compensation that was paid in the form of base salary and cash incentive awards for fiscal 2006 based on the amount reported as Total Compensation in the Summary Compensation Table.

Percentage of Total
Name	Compensation
Alex P. Hart	51%
Paul K. Wilde	72%
Erich J. Litch	66%
Chris Brooks	65%
Brian Kissel	61%

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table provides information regarding the number and estimated value of outstanding stock options and unvested stock awards held by each of our named executive officers at 2006 fiscal year-end.

		Option Awards (1)
		Number of Securities Underlying
		Unexercised Options (#)
				Option
	Grant			Exercise	Option
Name	Date	Exercisable	Unexercisable	Price	Expiration Date
Alex P. Hart	3/20/2000	166,667	0	$3.77	3/20/2010
	1/23/2001	240,000	0	12.50	1/23/2011
	2/11/2002	250,000	0	2.85	2/11/2012
	4/22/2003	210,000	30,000	0.86	4/22/2013
	7/28/2003	580,938	134,062	3.00	7/28/2013
Paul K. Wilde	10/28/2003	400,000	0	6.01	10/23/2013
	3/14/2005	87,500	112,500	2.87	3/14/2015
Erich J. Litch	4/24/2000	35,000	0	8.00	4/8/2010
	4/25/2001	3,125	0	3.15	4/25/2011
	2/11/2002	15,625	0	2.85	2/11/2012
	4/22/2003	54,687	15,625	0.86	4/22/2013
	7/28/2003	45,000	16,875	3.00	7/28/2013
	3/14/2005	109,375	140,625	2.87	3/14/2015
Chris Brooks	10/3/2000	30,000	0	9.94	10/3/2010
	10/4/2000	3,500	0	9.75	10/4/2010
	4/30/2001	5,000	0	3.32	4/30/2011
	2/11/2002	60,071	0	2.85	2/11/2012
	4/22/2003	122,500	17,500	0.86	4/22/2013
	7/28/2003	166,563	38,437	3.00	7/28/2013
Brian Kissel	5/3/2005	121,875	203,125	3.18	5/3/2015

(1)	All options were granted under the 2000 Stock Incentive Plan, except for Mr. Wilde’s initial option grant on October 28, 2003, which was made under the 2003 Nonqualified Stock Incentive Compensation Plan. All options vest quarterly over four years from the grant date, except for Mr. Wilde’s initial option grant, which vests from October 23, 2003, and Mr. Litch’s initial option grant, which vests from April 8, 2000, which are the dates on which these option grants were approved.
POTENTIAL PAYMENTS ON TERMINATION OR CHANGE OF CONTROL
     We have arrangements with each of our named executive officers providing for post-employment payments under certain conditions, as described below.
     Executive Severance Agreements. We have entered into severance agreements with certain of our key employees, including the named executive officers. These severance agreements provide for severance payments to be made to these employees if they are terminated involuntarily without cause or voluntarily for good reason at any time or if they are terminated without cause within 90 days before the earlier of a change of control and announcement of a change of control or one year after the later of a change of control and announcement of a change of control of Corillian. The lump sum severance payments that would be made if these employees other than in connection with a change of control are: for Alex Hart, one year’s base salary; and for each of the other named executive officers, six month’s base salary. The lump sum severance payments that would be made if these employees are terminated in connection with a change of control of Corillian are as follows: for Alex Hart, one year’s base salary plus an amount sufficient to enable him to pay off the entire outstanding amount of his debt obligation to Corillian ($45,000, as of December 31, 2006), after taking into account applicable withholding taxes; and for each of the other named executive officers, one year’s base salary.
     Merger with CheckFree. On February 13, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CheckFree Corporation and CF Oregon, Inc., a wholly-owned subsidiary of CheckFree, pursuant to which CF Oregon will be merged with and into Corillian, with Corillian continuing after the merger as the surviving corporation and a subsidiary of CheckFree. We expect the acquisition to close in the second quarter of 2007, subject to approval by our shareholders, although there can be no assurance that the merger will be consummated in a timely manner, if at all. We have filed a proxy statement and other relevant materials with the Securities and Exchange Commission, including a detailed description of the terms of the Merger Agreement, as well as other important information about the proposed transaction. The merger will constitute a change of control and, if any of the named executive officers is terminated within one year of such change of control, the named executive officer will be entitled to the benefits described above. In addition, the Merger Agreement provides that each Corillian stock option will become fully vested and exercisable at the effective time of the merger, then terminate and represent only the right to receive a cash payment equal to the excess, if any, of $5.15, the merger consideration payable per share of Corillian common stock, over the exercise price of such stock option, multiplied by the number of shares subject to such stock option. Accordingly all currently outstanding stock options held by the named executive officers will accelerate and become fully exercisable. The number of stock options held by each named executive officer that will be eligible for a cash payment upon the effective time of the merger is listed under “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this Form 10-K/A.
     Equity Compensation Plans. In the event of a merger of Corillian with or into another company, the transfer of all or substantially all Corillian’s outstanding securities or substantially all Corillian’s assets, or acquisition by any person of a majority of Corillian’s outstanding voting securities (other than a transaction with a related company), all options outstanding under Corillian’s Amended and Restated 1997 Stock Option Plan, Amended and Restated 2000 Stock Incentive Compensation Plan and 2003 Nonqualified Stock Incentive Plan will become immediately vested and exercisable, unless they are assumed or substituted for by the successor company. In addition, if the stock options are assumed or substituted for by the successor company and the named executive officer’s employment is terminated by the successor company without cause or by the executive without good reason within one year following this type of company transaction, 50% of the unvested options will accelerate and become fully vested and exercisable.. In the acquisition of Corillian by CheckFree, all the named executive officers’ stock options will become fully vested and exercisable and they will be eligible to receive the cash payment described above.
     Assuming the applicable triggering event took place on December 29, 2006, the named executive officers would have been eligible for payments set forth in the following table. These payments are estimates. If a specific triggering event had actually occurred, the named executive officer would only receive the payments that applied to that specific triggering event. These payments would come from us if the triggering event occurred before a change of control and from the successor company if after a change of control.

	Payments Under Severance
	Agreement if Termination of
	Employment Without Cause or for
	Good Reason		Options Vesting Acceleration (1)
			Termination of
			Employment Without
			Cause or for Good
	No Change of		Reason Following a	Change of Control and
Name	Control	Change of Control	Change of Control	Options Not Assumed
Alex P. Hart	$280,000	$349,713	$95,264	$190,528

Paul K. Wilde	100,000	200,000	50,625	101,250

Erich J. Litch	95,000	190,000	92,513	185,025

Chris Brooks	100,000	200,000	40,261	80,521

Brian Kissel	99,996	199,992	59,922	119,844

(1)	Value is equal to, for each stock option, the product of the number of shares subject to the stock option that would accelerate due to the applicable triggering occurring on December 29, 2006, multiplied by the excess of the closing stock price of $3.77 as quoted by Nasdaq on December 29, 2006 over the exercise per share of such stock option.

DIRECTOR COMPENSATION
2006 DIRECTOR COMPENSATION
     The following table sets forth information regarding compensation of our non-employee directors for 2006, which consisted of the following components: cash compensation, comprised of annual retainer fees, including amounts associated with chairing Board of Directors committees and attending meetings; and equity compensation, consisting of stock options awarded during the year. Each of these components is described in more detail below.

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name(1)(5)	($)(2)	($)(3)	($)
Robert G. Barrett(4)	$27,000	$0	$27,000
Eric Dunn	25,000	0	25,000
Tyree B. Miller	27,500	20,998	48,498
James R. Stojak	26,000	15,387	41,387
Jay N. Whipple	43,000	0	43,000

(1)	Alex P. Hart, our chief executive officer and president, is not included in this table because he is an employee of Corillian and does not receive separate compensation for his services as a director. The compensation received by Mr. Hart as an executive officer of Corillian is shown in the Summary Compensation Table above.

(2)	Includes all annual retainer fees, committee and chairmanship fees and meeting fees.

(3)	No option awards were granted to our directors in fiscal 2006. The dollar values included in the option awards column represent the aggregate dollar amounts recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R) for awards granted prior to 2006. The valuation assumptions for our stock options granted to our directors are described under Valuation and Expense Information under FAS 123(R) in Note 6 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Mr. Barrett resigned from the Board of Directors on December 21, 2006.

(5)	At December 31, 2006, each director named in the table above held options for the following number of common shares: Mr. Barrett: 23,334; Mr. Dunn: 25,000; Mr. Miller: 20,000; Mr. Stojak: 20,000; and Mr. Whipple: 10,000.
     Directors who are also employees of Corillian receive no additional compensation for their services as directors. Directors who are not employees of Corillian generally receive cash compensation and equity compensation as described below. The following table sets forth current rates of cash compensation for non-employee directors.

Annual Retainer	$15,000
Additional Annual Retainer for Chairman	$15,000
Board Meeting Attendance Fees	$1,000 per meeting
Committee Meeting Attendance Fees	$500 per meeting
     The annual retainer rate for Directors and the additional annual retainer rate for the Chairman of the Board were implemented in 2005. Prior to 2005 Directors were not paid an annual retainer. For fiscal 2006, non-employee Directors received $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. In addition, non-employee Directors received a $15,000 annual retainer and the non-employee Chairman of the Board received an additional annual retainer of $15,000. Such annual retainers are paid in quarterly installments. Corillian also reimburses each non-employee Director for out-of-pocket expenses incurred in connection with the Director’s service as a Director.
     In addition to retainers and board and committee meeting attendance fees, Corillian grants stock options to non-employee Directors from time to time. Corillian generally grants stock options to each non-employee director upon the director’s initial election to the Board of Directors and grants additional stock options to non-employee directors from time to time. In addition, Corillian generally grants options to the Chairman of the Board for twice the number of shares granted to the other non-employee directors. These stock options are approved by the Board of Directors and have a term of ten years. The options granted to non-employee directors vest ratably over time based on continuous service from their respective grant dates: for Mr. Barrett, one option vests over one year, another vests over 3 years and the third vests over four years; for Mr. Dunn, one option vests over two years, while the other vests over four years; for Mr. Miller and Mr. Stojak, options vest over two years; and for Mr. Whipple, options vest over one year. All options were granted with exercise prices equal to the closing sales price of our common stock on the date of the grant.

COMPENSATION COMMITTEE
     The Compensation Committee currently consists of Mr. Stojak, Mr. Miller and Mr. Whipple. Mr. Stojak, Mr. Miller and Mr. Whipple are independent under applicable Nasdaq rules. Mr. Whipple is the chairperson of the Compensation Committee. Executive officers who are also directors of Corillian do not participate in decisions affecting their own compensation. The Compensation Committee approves compensation for our executive officers, reviews and approves executive compensation programs and administers our stock incentive and executive compensation plans. The Compensation Committee operates under a written charter contained in our bylaws and is available on the corporate governance section of the investor relations page on our website at www.corillian.com/investors. The Compensation Committee held six meetings during 2006.
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee during 2006 were Mr. Barrett (until his resignation in December 2006), Mr. Stojak (since September 2004) and Mr. Whipple. Mr. Barrett, Mr. Stojak and Mr. Whipple have at no time been officers or employees of Corillian. Mr. Barrett was a partner of Battery Ventures and a former holder of more than 5% of our stock until April 2000. We issued and sold shares of stock to Battery Ventures in two private placement transactions, as previously reported. Battery Ventures no longer holds any shares of our stock. None of our executive officers serves as a member of the compensation committee or Board of Directors of any entity that has an executive officer serving as a member of our compensation committee or Board of Directors.
Compensation Committee Report
     The Compensation Committee oversees the compensation practices of Corillian and makes specific recommendations to the Board of Directors with respect to the compensation of our named executive officers. In fulfilling its responsibilities, the committee reviewed and discussed with management our Compensation Disclosure and Analysis included in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2006. Based on this review and discussion, the committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in the amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Compensation Committee
James R. Stojak
Tyree B. Miller
Jay N. Whipple, III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
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

(3)	Includes 99,306 shares remaining available for issuance under our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 333,333 additional shares of common stock that became available for issuance under the 2000 Employee Stock Purchase Plan on January 1, 2007 pursuant to the evergreen formula. Approximately 99,306 shares included in the number of shares remaining available for issuance under our 2000 Employee Stock Purchase Plan were subject to purchase under the offering period in effect as of December 31, 2006. Effective February 13, 2007 we terminated the ongoing offering and purchase periods and suspended our 2000 Employee Stock Purchase Plan in connection with our planned merger with CheckFree.
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
     In the event of a corporate transaction, such as a merger or sale, each outstanding option to purchase shares under the 2003 Nonqualified Stock Incentive Compensation Plan may be assumed or an equivalent option substituted by the buyer. If the successor corporation does not assume or provide an equivalent substitute for the option, the option terminates, but the optionee has the right to exercise the vested and unvested portion of the option immediately before the corporate transaction. Some option agreements may call for partial accelerated vesting in the event of a corporate transaction even if the successor corporation assumes the option or provides an equivalent substitute for the option if the employee is terminated by the successor corporation within one year after the transaction or if the employee terminates his or her employment with the successor corporation within one year after the transaction for specified reasons, such as a reduction in compensation or title. In addition, the plan administrator has discretion to accelerate the vesting of options in the event of a corporate transaction.
     Unless terminated sooner by the Board of Directors, the 2003 Nonqualified Stock Incentive Compensation Plan will terminate ten years from the date of its approval by the board of directors.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table and the notes thereto set forth certain information regarding the beneficial ownership of Corillian’s common stock as of March 12, 2007, by: each current director; the principal executive officer; the principal financial officer; the other executive officers; all executive officers and directors as a group; and each other person known to us to own beneficially more than five percent of our outstanding common stock.
     We have determined beneficial ownership in accordance with the rules of the SEC. The number of shares beneficially owned by a person includes shares of our common stock that are subject to stock options that are either currently exercisable or exercisable within 60 days following March 12, 2007 (including all shares subject to stock options that will be exercisable at the effective time of the merger, described below). These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, to our knowledge, each shareholder has sole voting and dispositive power with respect to the securities beneficially owned by that shareholder, and no such securities have been pledged to a third party. Unless a footnote indicates otherwise, the address of each person listed below is c/o Corillian Corporation, 3400 NW John Olsen Place, Hillsboro, Oregon, 97124. As of March 12, 2007, there were 45,311,070 shares of Corillian common stock outstanding.
     Pursuant to the Merger Agreement for the acquisition of Corillian by CheckFree Corporation, each Corillian stock option will become fully vested and exercisable at the effective time of the merger, then terminate and represent only the right to receive a cash payment equal to the excess, if any, of $5.15, the merger consideration payable per share of Corillian common stock, over the exercise price of such stock option, multiplied by the number of shares subject to such stock option. Accordingly all currently outstanding stock options held by a person listed in the table below are deemed exercisable for purposes of determining beneficial ownership.

Name and Address	Beneficially Owned	Outstanding
Raj Rajaratnam and affiliates (1) 590 Madison Avenue New York, New York 10022	4,144,813	9.15%
Royce & Associates, LLC (2) 1414 Avenue of the Americas New York, New York 10019	3,076,991	6.79
Dreman Value Management, LLC (3) Harborside Financial Center, Plaza 10, Suite 800 Jersey City, New Jersey 07311	2,562,700	5.66
Alex P. Hart (4)	1,615,837	3.44
Jay N. Whipple, III (5)	763,198	1.68
Paul K. Wilde (6)	600,000	1.31
Chris Brooks (7)	447,138	*
Erich J. Litch (8)	440,646	*
Brian Kissel (9)	332,489	*
Tyree B. Miller (10)	145,000	*
Eric Dunn (12)	46,000	*
James R. Stojak (13)	20,000	*
All directors and executive officers as a group (10 persons) (14)	4,510,308	9.22%

*	Represents beneficial ownership of less than 1%.

(1)	The information is as reported on Schedule 13G as filed February 13, 2007. Of these shares, 687,850 are owned by Galleon Advisors, L.L.C., and the remaining shares are owned by various entities affiliated with Mr. Rajaratnam as follows: (i) 613,100 shares are held by Galleon Captain’s Partners, L.P., (ii) 2,306,900 shares are held by Galleon Captain’s Offshore, Ltd., (iii) 248,800 shares are held by Galleon Buccaneer’s Offshore, Ltd., (iv) 74,750 shares are held by Galleon Communications Partners, L.P., (v) 168,213 shares are held by Galleon Communications Offshore, Ltd., and (vi) 45,200 shares are held by SG AM AI EC IV. Pursuant to the partnership agreement of Galleon Captain’s Partners, L.P. and Galleon Communications Partners, L.P., Galleon Management, L.P. and Galleon Advisors, L.L.C. share all investment and voting power with respect to the securities held by Galleon Captain’s Partners, L.P. and Galleon Communications Partners, L.P. Pursuant to an investment management agreement, Galleon Management, L.P. has all investment and voting power with respect to the securities held by Galleon Captains Offshore, Ltd., Galleon Communications Offshore, Ltd., Galleon Buccaneer’s Offshore, Ltd. and SG AM AI EC IV. Raj Rajaratnam, as the managing member of Galleon Management, L.L.C., controls Galleon Management, L.L.C., which, as the general partner of Galleon Management, L.P., controls Galleon Management, L.P. Raj Rajaratnam, as the managing member of Galleon Advisors, L.L.C., also controls Galleon Advisors, L.L.C. The shares reported herein by Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. may be deemed beneficially owned as a result of the purchase of such shares by Galleon Captain’s Partners, L.P., Galleon Captain’s Offshore, Ltd., Galleon Buccaneer’s Offshore, Ltd., Galleon Communications Partners, L.P., Galleon Communications Offshore, Ltd. and SG AM AI EC IV, as the case may be. Each of Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. disclaims any beneficial ownership of the shares reported herein, except to the extent of any pecuniary interest therein.

(2)	This information is based on a Schedule 13G filed on January 17, 2006. Royce & Associates LLC has sole power to vote and dispose of all 3,076,991 shares.

(3)	This information is based on a Schedule 13G filed on February 14, 2007. Dreman Value Management LLC has sole power to vote and dispose of all 2,562,700 shares.

(4)	Includes 1,611,667 shares subject to options exercisable within 60 days of March 12, 2007, 1,371,667 of which have an exercise price of less than $5.15.

(5)	Includes 10,000 shares subject to options exercisable within 60 days of March 12, 2007, all of which have an exercise price of less than $5.15.

(6)	Consists of 600,000 shares subject to options exercisable within 60 days of March 12, 2007, 200,000 of which have an exercise price of less than $5.15.

(7)	Includes 443,571 shares subject to options exercisable within 60 days of March 12, 2007, 410,071 of which have an exercise price of less than $5.15.

(8)	Includes 435,937 shares subject to options exercisable within 60 days of March 12, 2007, 400,937 of which have an exercise price of less than $5.15.

(9)	Includes 325,000 shares subject to options exercisable within 60 days of March 12, 2007, all of which have an exercise price of less than $5.15.

(10)	Includes 20,000 shares subject to options exercisable within 60 days of March 12, 2007, all of which have an exercise price of less than $5.15.

(11)	Consists of 100,000 shares subject to options exercisable within 60 days of March 12, 2007, all of which have an exercise price of less than $5.15.

(12)	Includes 25,000 shares subject to options exercisable within 60 days of March 12, 2007, all of which have an exercise price of less than $5.15.

(13)	Consists of 20,000 shares subject to options exercisable within 60 days of March 12, 2007, all of which have an exercise price of less than $5.15.

(14)	Includes 3,591,175 shares subject to options exercisable within 60 days of March 12, 2007, 2,882,675 of which have an exercise price of less than $5.15.
Item 13. Certain Relationships and Related Transactions, and Director Independence
TRANSACTIONS WITH RELATED PERSONS
     In January 2001, Corillian extended a $300,000 short-term loan to Alex Hart to assist him in purchasing a house in Portland, Oregon while he was in the process of selling his house in Bellevue, Washington and relocating to Portland to serve as Corillian’s President. The loan was interest-free through February 2004 and is secured by all assets of Mr. Hart. Beginning in March 2004 the loan began accruing interest at four percent. As of December 31, 2006, Mr. Hart had paid $255,000 of the principal amount of the note, and $45,000 of the principal amount remained outstanding. The largest amount of the loan outstanding at any time during 2006 was $60,000. See disclosure in this report under Item 11 Executive Compensation – Potential Payments on Termination or Change of Control.

     Related Party Transaction Approval Process
     Our Audit Committee approves in advance any transactions with related persons pursuant to its written charter. The charter requires that the committee review and approve, prior to execution, all related-party transactions, including transactions between Corillian and our officers or directors or affiliates of officers or directors. In determining whether to approve or ratify a transaction, the Audit Committee takes into account, among other factors it deems to be appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated person under the same or similar circumstances and the extent of the related person’s direct or interest in the transaction.
BOARD INDEPENDENCE
     The Board of Directors has determined that Mr. Barrett, Mr. Dunn, Mr. Miller, Mr. Stojak, and Mr. Whipple, who constituted a majority of the Board of Directors in 2006, are “independent directors” as defined in Rule 4200 of the Nasdaq Marketplace Rules. Mr. Barrett resigned from the Board of Directors on December 21, 2006.
     The Board of Directors has standing Audit, Compensation, and Nominating and Corporate Governance Committees. All members of the committees are appointed by the Board of Directors, and are independent, non-employee directors.
Item 14. Principal Accountant Fees and Service
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
     The following table presents the fees billed for services rendered by KPMG LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2006 and December 31, 2005:

	2006	2005
Audit Fees(1)	$600,750	$541,150
Audit-Related Fees	0	0
Tax Fees(2)	83,085	59,275
All Other Fees	0	0

Total Fees	$683,835	$600,425

(1)	“Audit Fees” consisted of fees for professional services rendered for the audit of Corillian’s annual financial statements and internal control over financial reporting included in Corillian’s Annual Reports on Form 10-K and for the review of financial statements included in Corillian’s Quarterly Reports on Form 10-Q, as well as reviews of regulatory and statutory filings.

(2)	“Tax Fees” consisted of fees for tax compliance services.
Pre-Approval of Audit and Non-Audit Services
     The Audit Committee has established a policy governing Corillian’s use of KPMG LLP for non-audit services. Under the policy, management may use KPMG LLP for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered.
     The Audit Committee has determined that the provision of all fees identified above under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by KPMG LLP is compatible with maintaining KPMG LLP’s independence and has pre-approved these services in accordance with its charter and applicable laws, rules and regulations.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this Report:
     (1) Financial Statements
     The Consolidated Financial Statements, as set forth under Item 8 of this Report.
     (2) Financial Statement Schedules
     Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the notes to the Consolidated Financial Statements.
     (3) Exhibits
     The exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K, as amended.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2007.

CORILLIAN CORPORATION
By:	/s/ PAUL K. WILDE
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated March 31, 2005, by and among Corillian Corporation, InteliData Technologies Corporation and Wizard Acquisition Corporation (incorporated by reference to Exhibit 2.1 of our report on Form 8-K dated March 31, 2005)

2.2	Agreement and Plan of Merger, dated August 5, 2005, by and among Corillian Corporation, qbt Systems Inc., Quantum Acquisition Corporation, Quarry Acquisition LLC and the Shareholders of qbt Systems Inc. (incorporated by reference to Exhibit 2.1 of our report on Form 8-K dated August 5, 2005)

2.3	Agreement and Plan of Merger by and among CheckFree Corporation, CF Oregon Inc., and Corillian Corporation, dated February 13, 2007 (incorporated by reference to Exhibit 2 of our report on Form 8-K dated February 13, 2007)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our Form S-1, as amended, File No. 333-95513)

3.2	Second Restated Bylaws of Corillian, as amended April 10, 2006 (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2006)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of our Form S-1, as amended, File No. 333-95513)

10.1*	Corillian’s Amended and Restated 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 filed on November 1, 2001, File No. 333-72652)

10.2*	Corillian’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Corillian’s Form S-8 filed on November 1, 2001, File No. 333-72652)

10.3*	Corillian’s Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 of Corillian’s report on Form 10-K for the year ended December 31, 2005)

10.4	Lease between CarrAmerica Realty Corporation and Corillian, dated May 22, 2000 (incorporated by reference to Exhibit 10.4 of our report on Form 10-K for the year ended December 31, 2005)

10.5*	Form of Stock Option Agreement with certain employees (incorporated by reference to Exhibit 10.6 of our report on Form 10-K for the year ended December 31, 2005)

10.6*+	Form of Indemnification Agreement between Corillian and its directors and executive officers

10.7*	Form of Severance Agreement with Executive Officers and Certain Other Key Employees (incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended June 30, 2002)

10.8*	Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended June 30, 2003)

10.9*	Form of Stock Option Agreement under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of our report on Form 10-Q for the quarter ended June 30, 2003)

10.10*	Form of Stock Option Agreement with certain employees under Corillian Corporation 2003 Nonqualified Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of our report on Form 10-Q for the quarter ended June 30, 2003)

10.11*	Form of Amendment to Stock Option Letter Agreements for Certain Employees under the 2000 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended September 30, 2003)

10.12*	Form of Severance Agreement for Certain Employees (incorporated by reference to Exhibit 10.2 of our report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
No.	Description
10.13	First Amendment to Lease Agreement between CarrAmerica Realty Operating Partnership, L.P. and Corillian Corporation, dated August 23, 2004 (incorporated by reference to Exhibit 99.1 of our report on Form 8-K dated August 23, 2004)

10.14*	Separation Agreement and General Release between Corillian Corporation and an Executive Officer, dated February, 17, 2005 (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated February 17, 2005)

10.15*+	Key terms of Executive compensation arrangements

10.16*	Key terms of Director compensation arrangements (incorporated by reference to Exhibit 10.20 of our report on Form 10-K for the year ended December 31, 2005)

21.1+	Subsidiaries of Corillian Corporation

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

+	Previously filed with our annual report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.