Form 10-Q
period 2007-03-31
CORILLIAN CORP
filed 2007-05-10
CIK 1041403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☑
     As of April 30, 2007, 45,322,470 shares of Common Stock were issued and outstanding.

CORILLIAN CORPORATION
FORM 10-Q

Part I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORILLIAN CORPORATION
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31,	December 31,
	2007	2006 (1)
Assets
Current assets:
Cash and cash equivalents	$20,773	$17,166
Short-term investments	8,100	8,050
Accounts receivable, net	9,418	12,659
Revenue in excess of billings	3,503	3,474
Other current assets	2,862	3,263

Total current assets	44,656	44,612
Property and equipment, net	4,229	4,085
Goodwill	26,899	26,899
Intangibles, net	1,935	2,283
Other assets	2,549	2,717

Total assets	$80,268	$80,596

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,621	$4,990
Current portion of deferred revenue	13,966	14,950
Other current liabilities	1,356	1,879

Total current liabilities	20,943	21,819
Deferred revenue, less current portion	1,716	1,299
Other long-term liabilities	600	717

Total liabilities	23,259	23,835

Shareholders’ equity:
Common stock	154,911	153,517
Accumulated other comprehensive income	46	46
Accumulated deficit	(97,948)	(96,802)

Total shareholders’ equity	57,009	56,761

Total liabilities and shareholders’ equity	$80,268	$80,596

(1)	Derived from Corillian’s audited Consolidated Financial Statements as of December 31, 2006.
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$16,469	$14,273
Cost of revenues	8,704	6,967

Gross profit	7,765	7,306

Operating expenses:
Sales and marketing	2,193	2,313
Research and development	3,727	3,570
General and administrative	3,327	2,642

Total operating expenses	9,247	8,525

Loss from operations	(1,482)	(1,219)
Other income, net	336	268

Net loss before income taxes	(1,146)	(951)
Income taxes	—	20

Net loss	$(1,146)	$(971)

Basic net loss per share	$(0.03)	$(0.02)
Diluted net loss per share	$(0.03)	$(0.02)

Shares used in computing basic net loss per share	45,221	44,801
Shares used in computing diluted net loss per share	45,221	44,801
See accompanying Notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,146)	$(971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	519	429
Stock-based compensation expense	885	563
Amortization of intangible assets	348	423
Loss on sale of assets	—	4
Excess tax benefits from stock-based compensation	(5)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	3,241	6,177
Revenue in excess of billings	(29)	(1,557)
Other current and long-term assets	571	(202)
Accounts payable and accrued liabilities	636	(1,776)
Deferred revenue, current and long-term	(567)	(3,247)
Other current and long-term liabilities	(640)	(734)

Net cash provided by (used in) operating activities	3,813	(894)

Cash flows from investing activities:
Purchase of property and equipment	(663)	(386)
Purchases of available-for-sale investments	(2,150)	—
Proceeds from the sales of available-for-sale investments	2,100	850

Net cash (used in) provided by investing activities	(713)	464

Cash flows from financing activities:
Proceeds from the issuance of common stock	502	361
Principal payments on capital lease obligations	—	(3)
Excess tax benefits from stock-based compensation	5	3

Net cash provided by financing activities	507	361

Increase (decrease) in cash and cash equivalents	3,607	(69)
Cash and cash equivalents at beginning of period	17,166	16,722

Cash and cash equivalents at end of period	$20,773	$16,653

Cash paid during the period for:
Interest	$3	$2
Taxes	94	41
Supplemental disclosures of non-cash investing and financing activities:
Deferred costs related to employee stock-based compensation	$2	$11
See accompanying notes to Condensed Consolidated Financial Statements.

CORILLIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited Condensed Consolidated Financial Statements of Corillian Corporation (the “Company”) and subsidiaries have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.
     The Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.
(2) Concentration of Business and Credit Risk
     Results of operations are substantially derived from United States operations and substantially all assets reside in the United States. A majority of the Company’s revenues are generated from banks and other financial institutions. Accordingly, the Company’s near-term and long-term prospects depend on its ability to attract the technology expenditures of these companies. The market for Internet-based financial services is intensely competitive and rapidly changing. Additionally, the sale and implementation of the Company’s products and services are often subject to delays because of the Company’s customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. The Company’s financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in technology expenditures or a delay in the sales or implementation timeline. An inability of the Company to generate demand for its product, whether as a result of competition, technological change, economic, or other factors, could have a material adverse result on the Company’s financial condition, results of operations or liquidity. During the three months ended March 31, 2007, one customer accounted for 11% of consolidated revenues. During the three months ended March 31, 2006, one customer accounted for 13% of consolidated revenues.
     The Company is exposed to concentration of credit risk principally from accounts receivable and revenue in excess of billing. As of March 31, 2007, two customers each individually accounted for more than 10% of consolidated accounts receivable and together accounted for approximately 29% of the Company’s consolidated accounts receivable in total. As of December 31, 2006, three customers each individually accounted for more than 10% of consolidated accounts receivable and together accounted for approximately 40% of the Company’s consolidated accounts receivable in total.
     As of March 31, 2007, one customer individually accounted for 10% of the Company’s consolidated revenue in excess of billing balance. As of December 31, 2006, two customers each individually accounted for more than 10% of the Company’s consolidated revenue in excess of billing balance and together represented 25% of the total balance.

     The Company is also subject to concentrations of credit risk from its cash, cash equivalents and short-term investments. The Company limits its exposure to credit risk associated with cash, cash equivalents and short-term investments by placing its cash, cash equivalents and short-term investments with major financial institutions and by investing in investment-grade securities.
(3) Net Loss per Share
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per-share amounts):

	Three Months Ended
	March 31, 2007	March 31, 2006
Net loss	$(1,146)	$(971)
Weighted-average shares — basic	45,221	44,801
Effect of dilutive potential common shares	—	—

Weighted-average shares — diluted	45,221	44,801

Net loss per share — basic	$(0.03)	$(0.02)
Net loss per share — diluted	$(0.03)	$(0.02)
     Options to purchase employee stock options, including estimated options to purchase shares under the Employee Stock Purchase Plan (“the ESPP”), of approximately 6.3 million and 6.6 million shares for the three months ended March 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
(4) Employee Stock Benefit Plans
2000 Employee Stock Purchase Plan
     In March 2000, the Board of Directors approved the ESPP that became effective upon completion of the Company’s initial public offering on April 12, 2000. For the three months ended March 31, 2007 and 2006, the Company issued 130,423 and 111,811 shares, respectively, under the ESPP. As of March 31, 2007, 2.4 million shares were authorized for grant and 302,216 shares were available for issuance under the ESPP. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 333,333 shares, (2) an amount equal to two percent of the average number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding year, and (3) a lesser amount determined by the Board of Directors. In January 2007, an additional 333,333 shares of common stock became available for issuance under the ESPP pursuant to the evergreen formula.

     Offering periods commence on February 1 and August 1 each year and have a 24-month duration. Each offering period consists of four consecutive purchase periods of six month durations. Participants purchase common stock on the last day of each purchase period. The purchase price is the lesser of 85% of the fair market value of the common stock on the first day of an offering period or 85% of the fair market value of the common stock on the purchase date. If the fair market value of the Company’s common stock on any purchase date of an offering period is less than the fair market value of the Company’s common stock on the first day of the offering period, then every participant shall automatically (a) be withdrawn from the offering period at the close of the purchase date after the acquisition of the shares of the Company’s common stock for the purchase period and (b) be enrolled in the offering period commencing on the first business date subsequent to the purchase period.
     As a result of the execution of the definitive agreement to be acquired by CheckFree Corporation, as discussed in Note 10, the Company suspended the ESPP on February 13, 2007.
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
     In March 2000, the Board of Directors approved the 2000 Stock Incentive Compensation Plan (“the 2000 Plan”). Options granted pursuant to the 2000 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors. Shares under the 2000 Plan generally vest over a period of four years following the date of grant. Options under the 2000 Plan generally expire ten years from the date of grant, and generally expire three months after termination of employment with the Company. The options generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of March 31, 2007, 8.8 million shares were authorized for grant and 1.6 million shares remained available for issuance under the 2000 Plan. The 2000 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the lesser of (1) 400,000 shares, and (2) an amount equal to one percent of the average outstanding shares of the common stock of the Company as of the end of the immediately preceding year on a fully-diluted basis; plus any shares subject to outstanding awards under the Company’s 1997 Plan as of the effective date of the 2000 Plan that cease to be subject to such awards other than by reason of exercise or payment of such awards. In January 2007, an additional 400,000 shares of common stock became available for grant under the 2000 Plan pursuant to the evergreen formula.
     In May 2003, the Company’s Board of Directors adopted the 2003 Nonqualified Stock Incentive Compensation Plan (“the 2003 Plan”) and authorized the issuance of 1,000,000 shares of common stock under the 2003 Plan. The 2003 Plan was not approved by the Company’s shareholders. The Company may not grant stock options under this plan to any existing directors or officers. Shares under the 2003 Plan generally vest over a period of four years following the date of grant. Options under the 2003 Plan generally expire ten years from the date of grant or three months after termination of employment with the Company. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 12 quarters. As of March 31, 2007, approximately 279,000 shares remained available for issuance under the 2003 Plan.
General Option Information
     A summary of option activity under the Company’s stock option plans are as follows:

		Weighted-
		Average
		Exercise
	Number	Price per
	Outstanding	Share
Outstanding at December 31, 2006	6,432,627	$3.95
Granted	16,000	3.60
Exercised	(90,665)	2.34
Canceled/forfeited/expired	(51,366)	4.54

Outstanding at March 31, 2007	6,306,596	$3.97

     The total pretax intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was approximately $256,000 and $142,000, respectively. Net cash proceeds from the exercise of stock options and purchases under the ESPP were approximately $502,000 and $361,000 for the three months ended March 31, 2007 and 2006, respectively.
     The following table summarizes significant ranges of outstanding and exercisable options under the Company’s stock option plans as of March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value
$0.68-$2.71	910,970	6.07	$1.05	$3,589,222	818,322	$1.01	$3,256,922
$2.72-$2.87	912,583	6.91	2.85	1,952,928	594,710	2.85	1,272,679
$2.88-$2.99	523,500	8.65	2.91	1,088,880	164,875	2.90	344,589
$3.00-$3.00	983,875	6.33	3.00	1,957,911	857,625	3.00	1,706,674
$3.01-$3.43	902,062	8.27	3.23	1,587,629	320,755	3.21	570,944
$3.44-$4.99	869,814	6.22	3.86	982,890	588,409	3.89	647,250
$5.00-$19.50	1,203,792	5.26	8.90	—	1,203,792	8.90	—

Total	6,306,596	6.63	$3.97	$11,159,460	4,548,488	$4.31	$7,799,058

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.99 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was approximately 3.3 million shares.
Valuation and Expense Information under FAS 123(R)
     In connection with the pending acquisition of Corillian by CheckFree (see Note 10), the Company indefinitely suspended the ESPP on February 13, 2007 and cancelled all remaining awards under the plan. For the three months ended March 31, 2007, this modification resulted in additional stock-based compensation expense of approximately $299,000 related to previously unrecognized compensation cost on the date of modification. The following table summarizes stock-based compensation expense under FAS 123(R) for the three months ended March 31, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Cost of revenues	$255	$114
Sales and marketing	142	111
Research and development	222	120
General and administrative	266	218

Total stock-based compensation expense	$885	$563

     Stock-based compensation expense in the table above does not include any tax benefit associated with stock-based compensation due to the Company’s overall tax position and the uncertainty surrounding the realizability of its deferred tax assets. As of March 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $3.0 million which is expected to be recognized over the next 14 months on a weighted-average basis.
     The Company estimated the fair value of employee stock options and employee stock options granted under the ESPP using the Black-Scholes option pricing model. The fair value of employee stock options was estimated using the following weighted-average assumptions and fair values:

	Three Months Ended
	March 31,
	2007	2006
Weighted average fair value of grants	$2.21	$2.13
Expected volatility	72%	76%
Risk-free interest rate	4.5%	4.7%
Expected dividends	0%	0%
Expected life (in years)	4.8	4.7
     The fair value of employee stock options granted under the ESPP was estimated using the following assumptions and fair values:

	Three Months Ended
	March 31,
	2007	2006
Weighted average fair value of grants	$1.11	$0.97
Expected volatility	31%-45%	48%-55%
Risk-free interest rate	5.0%-5.2%	4.7%-4.8%
Expected dividends	0%	0%
Expected life (in years)	0.5-2.0	0.5-2.0
     As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Accuracy of Fair Value Estimates
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with FAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
(5) Commitments and Contingencies
Long-term debt

     As of March 31, 2007, the Company was in violation of the net income requirements under its line of credit agreement which requires the Company to have net income on a semi-annual basis, determined as of each December 31 and June 30; and net income on a quarterly basis. The Company received a waiver from its lender, dated May 4, 2007, that waived the default rights with respect to the breach for the period ending March 31, 2007. The Company may be in violation in future periods due to these net income requirements if it is unable to amend its existing covenant requirements.
Environmental liability
     In connection with the acquisition of InteliData Technologies Corporation (“InteliData”) in August 2005, the Company assumed an environmental clean-up liability associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the property and the building. In connection with the sale, InteliData agreed to undertake limited remediation of the property in accordance with applicable state and federal law. The property is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the property. The remediation plan agreed to with the purchaser allowed InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData obtained environmental insurance, which is now retained by the Company, to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of March 31, 2007, the $600,000 deductible had been exhausted. The amounts recorded as estimated undiscounted future liabilities and receivables due from the Company’s insurance provider are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Receivable due from insurance provider, current	$882	$852
Receivable due from insurance provider, long-term	167	197

Total receivables due from insurance provider	$1,049	$1,049

Estimated undiscounted future liability, current	$395	$441
Estimated undiscounted future liability, long-term	194	226

Total estimated undiscounted future liability	$589	$667

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
(6) Segment Information
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
Geographic Information
     Results of operations are derived from United States operations and all assets reside in the United States. The Company pursues international sales primarily through resellers and selective direct sales efforts. Geographic information for the three months ended March 31, 2007 and 2006 are presented below (in thousands).

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues from:
United States	$15,534	$13,504
All foreign countries	935	769

	$16,469	$14,273

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
     Revenues derived from the Company’s licenses and services are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
License and professional services	$10,521	$9,336
Post-contractual support	4,540	4,358
Hosting	1,408	579

	$16,469	$14,273

Major Customers

     Revenues from the Company’s major customers, accounting for more than 10% of consolidated revenues for the three months ended March 31, 2007 and 2006, are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Customer A	$1,842	$1,868
(7) Impairment Charges
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
     Total cash outlays associated with these impairments are expected to be approximately $283,000 and relate solely to the lease shortfall. There is no cash outlays associated with the long-lived assets impairment. The following tables displays the current estimates related to these impairment charges (in thousands):

Beginning accrual	$283
Payments	(71)

Accrual at March 31, 2007	$212

(8) Related Party Transactions
     In January 2001, the Company extended a $300,000 short-term loan to Alex P. Hart to assist him in purchasing a house in Portland, Oregon while he was in the process of selling his house in Bellevue, Washington and relocating to Portland to serve as the Company’s President. Mr. Hart is currently the Company’s Chief Executive Officer. The loan was interest-free through February 2004 and is secured by all assets of Mr. Hart. Beginning in March 2004 the loan began accruing interest at four percent. As of March 31, 2007, Mr. Hart has paid $292,000 of the principal amount of the note, and $8,000 of the principal amount remains outstanding. The outstanding principal balance is included in other receivables on the Company’s Consolidated Balance Sheet at March 31, 2007.
(9) Income Taxes
     The Company adopted the provisions of FIN 48 on January 1, 2007 and elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within its financial statements. Upon adoption, the Company analyzed its tax positions to determine if there were any that were “more-likely-than-not” to be sustained as of the adoption date. Based on this analysis, the Company determined that no adjustment was required upon adoption of FIN 48.
     The Company does not believe it is reasonably possible that the total amount of unrecognized benefits will significantly increase or decrease within the next 12 months.
     The Company did not record unrecognized tax benefits as a result of positions taken during the current quarter, and there were no decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation.
     The tax years which remain open to examination in our major taxing jurisdictions were as follows:

Jurisdiction	Open Tax Years
USA	2003 - 2006

(10) Pending Acquisition of Corillian
     On February 13, 2007, the Company entered into a definitive agreement to be acquired by CheckFree Corporation (“CheckFree”), a publicly traded company (Nasdaq: CKFR) based in Norcross, Georgia, that provides electronic billing and payment and online transaction services to banks, billers and consumers. Under the terms of the agreement, CheckFree will acquire all of the outstanding shares of the Company at a price of $5.15 per share, for a total purchase price of approximately $245 million on a fully diluted basis. Under specified circumstances the Company may be required to pay a termination fee of $5,500,000 to CheckFree in connection with a termination of the merger agreement. The proposed acquisition was approved by the Company’s shareholders on April 30, 2007. Completion of the acquisition remains subject to regulatory review and other customary closing conditions. The Company previously announced that on April 12, 2007, CheckFree submitted an additional responsive document required by the pre-merger notification and report form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) to the Federal Trade Commission (“FTC”) and Department of Justice (“DOJ”), relating to the proposed acquisition of the Company by CheckFree. As a result, the HSR Act waiting period recommenced and is now set to expire at 11:59 p.m. on May 14, 2007, unless earlier terminated by federal antitrust authorities, or extended by a request for additional information from such authorities. The Company continues to anticipate the merger will close in the second calendar quarter of 2007, shortly following the expiration or termination of the antitrust waiting period. However, the timing of the closing may be affected by formal or informal requests, if any, for additional information from the FTC or DOJ.
     CheckFree designs, develops and markets services that enable consumers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. CheckFree is our primary partner for remittance processing and was a developer with Intuit and Microsoft of the Open Financial Exchange data standard. We have developed a number of Voyager interfaces to CheckFree systems and resell CheckFree Web, a bill payment service provided by CheckFree.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including but not limited to, statements regarding the expected timing of our acquisition by CheckFree Corporation; statements regarding industry prospects; future results of operations or position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services; our strategies and intentions regarding acquisitions and their integration; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; our future capital requirements; and our intentions and expectations regarding credit facilities. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in greater detail in Exhibit 99.1 to this Report, our registration statements and reports filed with the Securities and Exchange Commission, and contained in our press releases from time to time. You are advised to read the more detailed and thorough discussion of the following risks that may affect our business contained in Exhibit 99.1 to this Report.
•	The announced merger with CheckFree may adversely affect the market price of our common stock and our results of operations.

•	If the merger does not occur, we will not benefit from the expenses we have incurred in preparation for the merger.

•	We have a history of losses and may incur losses in future periods if we are not able to, among other things, increase our sales to new and existing customers.

•	Our quarterly results fluctuate significantly and may fall short of anticipated levels, which may cause the price of our common stock to decline.

•	A small number of customers account for a substantial portion of our revenues in each period; our results of operations and financial condition could suffer if we lose customers or fail to add additional customers to our customer base.

•	If we, or our implementation partners, do not effectively implement our solutions, we may not achieve anticipated revenues or gross margins.

•	If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

•	The lengthy sales cycles of our products may cause revenues and operating results to be unpredictable and to vary significantly from period to period.

•	Subscription-based licensing of our products and services may have an adverse effect on near-term revenue.

•	We may not achieve anticipated revenues if we do not successfully introduce new products or develop upgrades or enhancements to our existing products.

•	Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

•	Our partners may be unable to fulfill their service obligations and cause us to incur penalties or other expenses with our customers.

•	Our facility and operations may be disabled by a disaster or similar event, which could damage our reputation and require us to incur financial loss.

•	Competition in the market for internet-based financial services is intense and could reduce our sales and prevent us from achieving profitability.

•	Consolidation in the financial services industry could reduce the number of our customers and potential customers.

•	If we lose key personnel, we could experience reduced sales, delayed product development and diversion of management resources.

•	If we do not develop international operations as expected or fail to address international market risks, we may not achieve anticipated sales growth.

•	If we become subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

•	Network or internet security problems could damage our reputation and business.

•	New technologies could render our products obsolete.

•	Defects in our solutions and system errors in our customers’ data processing systems after installing our solutions could result in loss of revenues, delay in market acceptance and injury to our reputation.

•	Our products and services must interact with other vendors’ products, which may result in system errors.

•	If we become subject to product liability litigation, it could be costly and time consuming to defend.

•	If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

•	Increasing government regulation of the internet and the financial services industry could limit the market for our products and services, impose on our liability for transmission of protected data and increase our expenses.
     We do not guarantee future results, levels of activity, performance or achievements. We do not plan to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.
Pending Acquisition of Corillian
     On February 13, 2007, we entered into a Merger Agreement pursuant to which CheckFree will acquire all of the outstanding shares of our common stock for $5.15 per share in cash. Our shareholders approved the merger on April 30, 2007. We expect the acquisition to close in the second quarter of 2007, subject to certain regulatory matters. We previously announced that on April 12, 2007, CheckFree submitted an additional responsive document required by the pre-merger notification and report form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) to the Federal Trade Commission (“FTC”) and Department of Justice (“DOJ”), relating to the proposed acquisition of Corillian by CheckFree. As a result, the HSR Act waiting period recommenced and is now set to expire at 11:59 p.m. on May 14, 2007, unless earlier terminated by federal antitrust authorities, or extended by a request for additional information from such authorities. We continue to anticipate the merger will close in the second calendar quarter of 2007, shortly following the expiration or termination of the antitrust waiting period. However, the timing of the closing may be affected by formal or informal requests, if any, for additional information from the FTC or DOJ. If we should terminate the Merger Agreement under specified circumstances, including a termination whereby we would enter into an agreement to be acquired by another company, we would be required to pay CheckFree a termination fee of $5.5 million.
     All forward-looking statements included in this Annual Report on Form 10-Q, including those in the Management’s Discussion and Analysis of Financial Condition, Results of Operations and Risk Factors, are based on management’s plans for future operations without consideration given to the pending transaction.
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
     We have historically focused our sales and marketing efforts to target the largest financial service providers. We intend to continue targeting large, industry-leading financial service providers by increasing our sales and marketing efforts. We have also successfully expanded into other markets, including small to mid-size financial institutions, and we intend to continue our efforts towards expanding our penetration of these markets.
     As of March 31, 2007, we had a backlog of unfilled orders of $57.7 million, as compared to a backlog of $53.2 million as of December 31, 2006. We expect $42.4 million of our backlog as of March 31, 2007 will be filled over the next 12 months. Backlog represents contractual customer commitments, including fees for licenses, professional services, maintenance, hosting, subscriptions and estimates for usage-based arrangements. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact our filling of backlog, such as our progress in completing projects for our customers and our customers’ meeting anticipated schedules for customer-dependent deliverables. We provide no assurances that any portion of our backlog will be filled during any fiscal year or at all, or that our backlog will be recognized as revenues in any given period.
Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Revenues
     Revenues increased to $16.5 million for the three months ended March 31, 2007 from $14.3 million for the three months ended March 31, 2006. The increase of $2.2 million, or 15%, was primarily due to $1.2 million of increased license and professional services revenues from more implementation projects, and approximately $829,000 of increased hosting revenues from several new hosting customers, including one that accounted for $697,000 of the increase.
     During the three months ended March 31, 2007, one customer accounted for 11% of consolidated revenues. During the three months ended March 31, 2006, one customer accounted for 13% of consolidated revenues.
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
     Cost of revenues increased to $8.7 million for the three months ended March 31, 2007 from $7.0 million for the three months ended March 31, 2006. This increase of $1.7 million, or 24%, was primarily due to an increase in professional services payroll and payroll-related costs, consulting expenses, stock-based compensation expense and amortization of project costs. Payroll and payroll-related expenses increased by $914,000, which was due to a combination of average headcount increasing by 15 and fewer employee costs being deferred for implementation projects being recognized under the subscription and completed contract basis of accounting. In addition to the increased headcount, consulting expenses increased by $258,000 from hiring more contractors to assist with an increase in the number of implementation projects. Amortization of deferred project costs increased by $354,000 due to several projects that were being recognized under the subscription basis of accounting being completed subsequent to the first quarter of 2006. Stock-based compensation increased by $141,000 due to the additional expense recognized as a result of the cancellation of the Employee Stock Purchase Plan (“the ESPP”) options on February 13, 2007. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 for a full description of the ESPP award modification.
Operating Expenses

Sales and Marketing Expenses
     Sales and marketing expenses consist of salaries, commissions, and related expenses for personnel involved in marketing, sales and support functions, as well as stock-based compensation and costs associated with trade shows and other promotional activities.
     Sales and marketing expenses decreased to $2.2 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006. This decrease of $100,000, or 4%, was primarily due to lower payroll and payroll-related expenses as average sales and marketing headcount decreased by 4.
Research and Development Expenses
     Research and development expenses consist primarily of salaries and related expenses for engineering personnel, stock-based compensation and costs of materials and equipment associated with the design, development and testing of our products.
     Research and development expenses increased to $3.7 million for the three months ended March 31, 2007 from $3.6 million for the three months ended March 31, 2006. This increase of $100,000, or 3%, was primarily due to a $102,000 increase in stock-based compensation. This increase was primarily due to the additional expense recognized as a result of the cancellation of the ESPP options on February 13, 2007. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 for a full description of the ESPP award modification.
General and Administrative Expenses
     General and administrative expenses consist of salaries and related expenses for executive, finance, human resources, legal, information systems, management and administration personnel, as well as stock-based compensation, professional fees, bad debt expense and other general corporate expenses.
     General and administrative expenses increased to $3.3 million for the three months ended March 31, 2007 from $2.6 million for the three months ended March 31, 2006. The increase of $700,000, or 27%, was primarily due to $658,000 in third party costs incurred for legal fees, proxy-related fees and fees associated with the fairness opinion contained in the special proxy filed on March 20, 2007 for the pending acquisition of Corillian by CheckFree.
Other Income, Net
     Other income (expense), net, consists primarily of interest earned on cash and cash equivalents and short-term investments, interest expense, our share of losses in equity investments, and other miscellaneous items.
     Other income, net, increased to $336,000 for the three months ended March 31, 2007 from $268,000 for the three months ended March 31, 2006. Other income increased primarily due to an increase of $69,000 in interest income due to higher balances in cash, cash equivalents and short-term investments throughout the quarter.
Income Taxes
     We expect to incur an alternative minimum tax liability for 2007. However, we did not record income tax expense for the three months ended March 31, 2007 due to the treatment of certain discrete items related to costs associated with the pending acquisition of Corillian, as well as stock-based compensation expense related to the suspension of the ESPP. We recorded an income tax charge of $20,000 for the three months ended March 31, 2006. Alternative minimum taxes paid are available to be carried forward to reduce the excess of regular taxes over alternative minimum taxes in future years. Such alternative minimum tax credit carryforwards are includable in deferred tax assets. We have recorded a full valuation allowance against such credit carryforwards in addition to all other net deferred tax assets, as we believe it is more likely than not that these deferred tax assets will not be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to decrease the valuation allowance would increase income in the period such determination was made.
Stock-Based Compensation Expense

     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the ESPP in accordance with FAS 123(R) for the three months ended March 31, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Cost of revenues	$255	$114
Sales and marketing	142	111
Research and development	222	120
General and administrative	266	218

Total stock-based compensation expense	$885	$563

     In connection with the pending acquisition of Corillian by CheckFree, the Company indefinitely suspended the ESPP on February 13, 2007 and cancelled all remaining awards under the plan. For the three months ended March 31, 2007, this modification resulted in additional stock-based compensation expense of approximately $299,000 related to previously unrecognized compensation cost on the date of modification.
Liquidity and Capital Resources
     As of March 31, 2007, we had $28.9 million in cash, cash equivalents and short-term investments, as compared to $25.2 million as of December 31, 2006. The increase in cash, cash equivalents and short-term investments was primarily due to $3.8 million in cash provided by operating activities. Working capital increased to $23.7 million as of March 31, 2007 from $22.8 million as of December 31, 2006.
     For the three months ended March 31, 2007, cash provided by operating activities was $3.8 million. The timing of cash receipts from accounts receivable resulted in a $3.2 million increase in cash flow from operations. The remaining increase in cash provided by operating activities was primarily due to an increase of approximately $600,000 that resulted from a net loss of $1.1 million, adjusted for $1.7 million in non-cash items, including depreciation, stock-based compensation and amortization of intangibles. Cash used in investing activities was $713,000 for the three months ended March 31, 2007, which was primarily due to $663,000 of cash used to purchase property and equipment. Cash provided in financing activities was $507,000 for the three months ended March 31, 2007, which was primarily due to $502,000 of proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     For the three months ended March 31, 2006, cash used in operating activities was $894,000. Cash flow from operations was negatively impacted by $1.8 million due to payments of accounts payable and accrued liabilities. The timing of cash receipts from accounts receivable resulted in a $6.2 million increase in cash flow from operations, and changes in deferred revenue and revenue in excess of billings decreased cash flow from operations by $4.8 million due to the timing of billings and revenue recognized. These amounts were offset by an increase of approximately $400,000 that resulted from a net loss of $971,000, adjusted for $1.4 million in non-cash items, including depreciation, stock-based compensation and amortization of intangibles. Cash provided by investing activities was $464,000 for the three months ended March 31, 2006, which was due to $850,000 in proceeds from the sale of available-for-sale investments, which was offset by $386,000 of cash used to purchase property and equipment. Cash provided by financing activities was $361,000 for the three months ended March 31, 2006, which was due to proceeds from the issuance of common stock related to employee stock option exercises and employee stock purchases under the ESPP.
     As of March 31, 2007, we were in violation of the net income requirements under our line of credit agreement which requires us to have net income on a semi-annual basis, determined as of each December 31 and June 30; and net income on a quarterly basis. We received a waiver from our lender, dated May 4, 2007, that waived the default rights with respect to the breach for the period ending March 31, 2007. We may be in violation in future periods due to these net income requirements if we are unable to amend our existing covenant requirements. We do not intend to use this line of credit and we believe that our current cash, cash equivalents, short-term investments and cash provided by operating activities will be sufficient to meet our working capital requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rate Sensitivity
     We develop products in the United States and market our products and services in the United States, and to a lesser extent in Canada, Europe, Asia and Australia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenues are currently denominated in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.
     We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. We have limited operations in Europe, Asia and Australia and conduct transactions in various local currencies in these locales. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.
Interest Rate Sensitivity
     As of March 31, 2007, we had $28.9 million in cash, cash equivalents and short-term investments compared to $25.2 million at December 31, 2006. Cash equivalents consist mainly of demand deposit accounts, money market mutual funds and commercial paper with original maturities less than 90 days. Short-term investments consist of taxable government agency bonds with original maturities ranging between 90 and 180 days and taxable municipal bonds, auction rate securities, with original maturities ranging from greater than one year. Government agency bonds are classified as held-to-maturity. All auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which approximates market value, as these securities are bought and sold every 28 to 35 days. We are not subject to significant interest rate risks on our available-for-sale investments as these investments are bought and sold at par value. Our short-term held-to-maturity investments are subject to interest rate risk and will decrease in value if market interest rates increase. We manage this risk by maintaining an investment portfolio with high credit quality. Changes in the overall level of interest rates affect our interest income that is generated from our short-term investments. If interest rates increase or decrease equally over the next 12 months, by a total of one percent, our interest income would increase or decrease by approximately $180,000, respectively. We may invest in short-term investments with original maturities greater than 180 days. These investments would be subject to higher levels of interest rate risks.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures.
     The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the Evaluation Date). In designing and evaluating our disclosure controls and procedures, management recognized that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on that evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 30, 2007, we held a special meeting of shareholders in Portland, Oregon. Holders of 27,349,752 shares were represented at the meeting, either in person or by proxy. At this meeting, the shareholders approved the Merger Agreement related to the acquisition of Corillian by CheckFree. The votes cast in favor of and against approval of the Merger Agreement were as follows: 27,210,253 for; 119,596 against; 19,902 abstained; and 17,961,317 broker non-votes.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

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